Form 10QSB
period 2002-03-31
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2002-06-25
CIK 1159061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

                          Commission File No. 000-49624


                  NATIONAL HEALTHCARE FINANCIAL SERVICES, INC.
              (Exact name of small business issuer in its charter)

            FLORIDA                                    65-1099348
---------------------------------                 -----------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)



            2754 W. Atlantic Blvd., Suite 4, Pompano Beach, FL 33069
                    (Address and principal executive offices)

                                 (954) 343-4970
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,890 shares as of March 31, 2002.

Transitional Small Business Format:   No
                                     ----

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Registrant's Financial Statements are filed herewith following the signature page.

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No.: 333-72976).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     Our primary focus over the course of the next 12 months will be concentrated on building a portfolio of healthcare receivables purchased from healthcare providers. Generally, we will limit our purchase of healthcare receivables to obligations of commercial insurance carriers, health maintenance organizations and debts guaranteed by a state or the United States government, including Medicare and Medicaid.

     We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and the development of our proposed financing. Our ability to commence our proposed business operations depends upon our obtaining adequate financial resources through this offering.

     We believe that we require a minimum of $50,000 of available capital to begin purchasing healthcare receivables. If such capital is not raised from this offering or from other sources we will continue operating in the developmental stage, in which event we believe we have adequate cash on hand for approximately 24 months.

     Our officers will provide daily management of our company, including marketing, administration, financial management, underwriting, purchase and collection of receivables. We will also engage other employees and service organizations to provide needed services as the need for them arise. These could include services such as computer systems, marketing, cash management, collections, accounting, and administration.

     We expect our initial operating expenses will be paid for by utilization of some of the proceeds of this offering and from cash flows generated from collections on receivables.

     There can be no assurance that we will be able to successfully purchase any healthcare receivables. We believe that we can control the general and administrative expenses of our operations to be within the cash available from this offering and from the collections on the receivables which we may purchase. If our initial operations indicate that our business can fulfill a demand for the purchase of healthcare receivables on a basis which will lead to establishment of a profitable business we may seek additional sources of cash to grow the business. We do not currently have any commitments for the purchase of healthcare receivables or for additional financing.

                  PART II - OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of proceeds from initial public offering.

     The Registrant's Statement on Form SB-2 (Commission File No. 333-72976), became effective on February 12, 2002. The offering was authorized to March 12, 2002. Registrant did not commence the offering and no shares were sold in the offering because the registrant had not completed state registration for the offering. 250,000 shares were registered at $5.25 per share.

Sale of unregistered securities.

     After March 12, 2002 we sold 4,400 shares of common stock at $5.25 per share for a total of $23,100 to 8 of our current shareholders from March 26, 2002 to March 28, 2002 in a private offering exempt from registration under Regulation D, Rule 506. The shareholders were all accredited investors as defined in Rule 501. The shareholders signed an investment letter acknowledging the restricted nature of their shares and the shares contained a legend restriction transfer without registration or an exemption from registration.

ITEM 6.  Exhibits and Reports on Form 8-K


                  (a)      Exhibit

                  None

                  (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL HEALTHCARE FINANCIAL
                                    SERVICES, INC.



         June 21, 2002              By:   s/  David Bullard
                                   ----------------------------------------
                                   David Bullard, President (Principal
                                   Executive, Financial and Accounting
                                   Officer)

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                 March 31, 2002
                                   (Unaudited)

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)


                                    Contents


                                                              Page(s)
                                                           -----------
Balance Sheet                                                   1

Statements of Operations                                        2

Statements of Cash Flows                                        3

Notes to Financial Statements                                   4

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2002
                                 --------------
                                   (Unaudited)


                                     Assets
Assets
Cash                                                    $         25,118
                                                           ---------------
Total Current Assets                                    $         25,118
                                                           ===============

                      Liabilities and Stockholders' Equity

Liabilities
Accrued expenses                                        $          1,373
Notes payable                                                     17,520
                                                           ---------------

Total Current Liabilities                                        18,893
                                                           ---------------

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,     -
   none issued and outstanding
Common stock, $0.0001 par value, 80,000,000 shares authorized,        6
   55,890 shares issued and outstanding
Additional paid-in capital                                       35,967
Deficit accumulated during development stage                    (25,623)
                                                            ---------------
                                                                 10,350
Less subscriptions receivable                                    (4,125)
                                                            ----------------
Total Stockholders' Equity                                        6,225
                                                            ---------------

Total Liabilities and Stockholders' Equity             $         25,118
                                                            ===============


                 See accompanying notes to financial statements.
                                       2

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                             -----------------------
                                   (Unaudited)

                                                      Three Months         Nine Months Ended              From
                                                         Ended               March 31, 2002           May 3, 2001
                                                     March 31, 2002                                  (Inception) to
                                                                                                     March 31, 2002
                                                   -------------------     -------------------     -------------------
                                                   -------------------     -------------------     -------------------
Operating Expenses
Compensation                                    $               -       $                 50    $              4,215
Director fees                                                   -                        175                     175
General and administrative                                     1,381                   1,765                   1,765
Professional fees                                                608                  14,681                  16,681
Rent                                                             429                   1,414                   1,414
                                                   -------------------     -------------------     -------------------
Total Operating Expenses                                       2,418                  18,085                  24,250
                                                   -------------------     -------------------     -------------------

Loss from Operations                                          (2,418)                (18,085)                (24,250)

Other Expense
Interest expense                                                  59                   1,287                   1,373
                                                   -------------------     -------------------     -------------------

Net Loss                                        $             (2,477)   $            (19,372)   $            (25,623)
                                                   ===================     ===================     ===================


Net loss per share - basic and diluted          $              (0.08)   $              (0.61)   $              (0.89)
                                                   ===================     ===================     ===================

Weighted average number of shares                             35,171                  31,529                  28,886
   outstanding during the period - basic and
   diluted
                                                   ===================     ===================     ===================


                 See accompanying notes to financial statements.
                                       3

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                             -----------------------
                                   (Unaudited)

                                                                            Nine Months            From May 3, 2001
                                                                               Ended                (Inception) to
                                                                          March 31, 2002            March 31, 2002
                                                                         ------------------      ----------------------
                                                                         ------------------      ----------------------
Cash Flows from Operating Activities
Net loss                                                              $           (19,372)    $               (25,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation, director fees and legal fees                                375                       4,540
Changes in assets and liabilities:
Increase (decrease) in:
Accrued expenses                                                                    1,287                       1,373
                                                                         ------------------      ----------------------

Net Cash Used in Operating Activities                                             (17,710)                    (19,710)
                                                                         ------------------      ----------------------

Cash Flows from Financing Activities
Proceeds from loans                                                                 7,520                      17,520
Proceeds from sale of common stock                                                 27,308                      27,308
                                                                         ------------------      ----------------------

Net Cash Provided by Financing Activities                                          34,828                      44,828
                                                                         ------------------      ----------------------

Net Increase in Cash                                                               17,118                      25,118

Cash at Beginning of Period                                                         8,000                        -
                                                                         ------------------      ----------------------

Cash at End of Period                                                 $            25,118     $                25,118
                                                                         ==================      ======================

                 See accompanying notes to financial statements.
                                       4

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2002
                                 --------------
                                   (Unaudited)

Note 1   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     For further information, refer to the audited financial statements and footnotes from May 3, 2001 (inception) to June 30, 2001 included in the Company's Form SB-2, as amended.

Note 2   Notes Payable

     Notes payable bear interest at 14% with a default penalty within 5 days of the due date of 5% of the amount due. Total accrued interest for all three notes was $1,373 at March 31, 2002.

Note 3   Commitments

In August 2001, the Company entered into a one-year office lease at approximately $143 per month.

Note 4   Equity

     In March 2002, the Company issued 4,400 common shares for $5.25 per share or $23,100. In December 2001, $273 of the subscription receivable was received resulting in a $4,125 balance at March 31, 2002.

     Pursuant to SFAS 128, the weighted average shares used to compute the net loss per share does not include 16,500 common shares subscribed and included in the 56,370 shares reflected as outstanding on the balance sheet at March 31, 2002.

Note 5   Going Concern

     As reflected in the accompanying financial statements, the Company has cumulative operating losses since inception of $25,623, an accumulated deficit of $25,623 at March 31, 2002; cash used in operations since inception of $19,710 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company is negotiating with potential customers, capital funding sources, and service providers to implement its business plan. In addition, there is an offering of common stock in process at $5.25 per share. Management believes that the actions presently being taken to raise capital, implement its business plan, and generate revenues provide the opportunity for the Company to continue as a going concern.