Form 10QSB/A
period 2002-03-31
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2002-06-26
CIK 1159061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB/A

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

Note 2   Notes Payable


     Notes payable bear interest at 14% with a default penalty within 5 days of the due date of 5% of the amount due. Total accrued interest for all four notes was $1,373 at March 31, 2002.


Note 3   Commitments

In August 2001, the Company entered into a one-year office lease at approximately $143 per month.

Note 4   Equity

     In March 2002, the Company issued 4,400 common shares for $5.25 per share or $23,100. In December 2001, $273 of the subscription receivable was received resulting in a $4,125 balance at March 31, 2002.


     Pursuant to SFAS 128, the weighted average shares used to compute the net loss per share does not include 16,500 common shares subscribed and included in the 55,890 shares reflected as outstanding on the balance sheet at March 31, 2002.


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