Form 10KSB
period 2002-06-30
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2002-11-19
CIK 1159061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________

                         Commission file number: 0-49624

                  NATIONAL HEALTHCARE FINANCIAL SERVICES, INC.
            (Name of small business issuer specified in its charter)

                               Florida 65-1099348
                  (State or other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)


           2754 West Atlantic Blvd., Suite 4, Pompano Beach, FL 33069 (Address of principal executive offices, including zip code)

                                  954-343-4970
                (Issuer's telephone number, including area code)


         Securities registered under Section 12(b) of the Exchange Act:

                              Name of each exchange
                     Title of each class on which registered
                                    None None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 2002 were $0.

The number of shares outstanding of the issuer's common stock as of October 5, 2002 was 55,890 shares.

The  market  value  of  the  voting  and   non-voting   common  equity  held  by
non-affiliates computed on the basis of the price at which such shares were sold was $31,433 on October 5, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format :  .  Yes ____  No   X

ITEM 1. DESCRIPTION OF  BUSINESS

GENERAL

OVERVIEW

     Our business plan is to purchase healthcare provider accounts receivables at a discount to the face amount of the receivable. We will then attempt to collect 100% of the account balance. The receivables generally will be purchased from healthcare providers and other similar businesses, which we refer to in this prospectus as our "sellers" or "providers." We will rely on our officers and employees to provide the services required for the purchase, monitoring and administration of the receivables, like marketing, servicing, underwriting and acquisition services.

     Our receivable purchases will generally be limited to those having payors like:

         *    Medicare;

         *    Medicaid;

         * other governmental agencies like Civilian Health and Medical Program of the Uniform Services ("CHAMPUS");

         *    commercial insurance companies;

         *    casualty insurers; and

         * managed care providers, preferred provider organizations and self-insured companies.

     We will only purchase the insured portion of an account receivable generated from patient services rendered by healthcare providers that meet the financial requirements and underwriting standards that we will establish and which will be designed to limit any losses on the purchase of receivables. This will include limitations on the amount of receivables purchased from any one provider.

     We will establish credit criteria which is similar to that used by other similar lending institutions. We will review the relevant operating, historical and financial data of prospective providers are reviewed to assess the financial risk involved in purchasing that prospective providers healthcare receivables. The insured portion represents an obligation of third-party insurance companies, large corporations, state or federal government agencies, preferred provider organizations or health maintenance organizations. We will not purchase any portion of receivables that are "self-pay." Self-pay relates to the portion of the receivable to be paid by an individual patient.

INDUSTRY BACKGROUND

     While the healthcare industry remains a major factor in the United States economy, we believe that recent changes in the economics of healthcare delivery have increased the demand for financing services of the type to be offered by our company. Due to the pressure from health insurance companies, corporations and government agencies to control health care costs, a trend toward managed care has emerged. We believe the shift to managed care, coupled with the increasingly complicated reimbursement procedures implemented by payors of healthcare receivables, has made billing collection more difficult and time consuming, with collection time for healthcare receivables running 60 to 90 days or more, which presents financial problems for many providers. Consequently, healthcare providers experience a substantially increased need for immediate cash flow to support not only daily operational expenses, but the additional billing and collection services expense. In order to improve collection efficiency, healthcare providers are forced to either out-source billing and collection or hire a number of highly skilled employees solely for these tasks. Despite these efforts, many providers often incur a significant loss due to their inability to effectively process large amounts of claim information in a timely manner. With payor reimbursement arrangements requiring increasingly more complex and lengthy procedures, the providers' revenue collection departments have become less able to timely process the claims due to their limited capacity. Improperly or incompletely submitted information results in payment delays.

     Consequently, we believe a serious administrative and cash flow management problem exists for many healthcare providers. They are faced with numerous expenses ranging from equipment and facility costs to payroll and liability insurance fees. In the new managed care environment, healthcare providers are forced to become more efficient business operators in order to remain profitable. The consequences of a provider's inability or unwillingness to adapt to these changes by using more sophisticated revenue collection systems causes a shift in financial risk for providing healthcare from the payor to the provider.

     We believe these providers have an increased need for predictable cash flow.

     Businesses generally utilize working capital or accounts receivable financing to bridge the shortfall between the turnover of current assets and the maturity of current liabilities. A business will often experience this shortfall during periods of revenue growth because cash flow from new revenues lags behind cash outlays required to produce new revenues. For example, a growing labor intensive business will often need to fund payroll obligations before payments are received on new services provided or products produced. We believe that many healthcare providers have rapidly expanding businesses, and therefore require accounts receivable financing to fund their growth.

     As a result of these developments, we believe financing or sale of healthcare receivables has become a more efficient solution to meet the cash flow needs of today's healthcare providers.

OUR BUSINESS STRATEGY

     Banks, commercial finance companies, factors and various smaller financing companies provide financing through the purchase of receivables. We believe these lenders typically have been less willing to provide financing to smaller healthcare providers of the types we intend to serve and that a substantial market demand exists for our proposed services.


     TARGET PROVIDERS. We intend to offer financing to medium and smaller hospitals, other healthcare providers and durable medical equipment distributors that generally do not produce receivables at a high enough level to attract large financial institutions, by purchasing their receivables. We believe there is less competition for the financing business of these smaller providers. Initially, our primary marketing strategy will focus on the purchase of receivables from:


     *    physician groups consisting of two to six doctors;

     *    home healthcare facilities;

     *    durable medical equipment distributors;

     *    medical staffing companies;

     *    radiology and diagnostic medical facilities;

     *    medical testing facilities; and

     * other healthcare businesses and related businesses which we determine through the underwriting process to have low risk.

     We intend to target those providers with billings of $20,000 to $200,000 per month. We believe fee-for-service practitioners are a good type of client due to the relatively small nature of their business and the manner in which they are paid. Fee-for-service practitioners are practitioners that bill for healthcare services using a retail billing rate for the services provided. They are then paid by the insurance companies based on medical fee schedules established by the insurance industry. These healthcare practitioners usually have two to six practitioners in one office. We believe their billing is relatively easy to monitor and purchase, and believe their payment pattern will be best suited for our business. The other healthcare businesses with which we intend to deal are primarily small hospitals, skilled nursing facilities, home health agencies and medical clinics.

     TARGET GEOGRAPHICAL AREAS. We intend to initially target fee-for-service practitioners and other healthcare businesses in the South Florida counties of Palm Beach, Broward, Miami-Dade and Monroe. These counties include cities like West Palm Beach, Fort Lauderdale and Miami as well as suburban areas.

     OBTAINING PROVIDERS. We generally will have four potential sources for developing and locating the healthcare provider base from which we will acquire receivables:

         *   referrals from banks and other financial institutions,
         *   referrals from independent financing brokers and insurance agents,
         *   advertising and public relations, and
         *   sales and marketing personnel.


     Banks are continually approached by medical groups for financing. In addition, trust departments, brokerage firms and investment advisers are regularly asked by their provider clients where financing might be obtained. Banks and institutions may refer providers to us in those cases where the institution is unwilling or unable to provide financing for its client. Such a referral will provide the institution with the continued goodwill of its client since the institution will be providing assistance to the client by the referral even if it will not finance the client directly. There can be no assurance that we will receive any such referrals.


     We believe a rapidly growing community of independent brokers exists that arranges financing specific to the healthcare industry. These brokers refer providers to different lending institutions for a fee. These brokers assist in locating receivables available for purchase from smaller providers that typically cannot find traditional financing because of their small size.

     Independent loan brokers act as middle men between potential sellers and potential purchasers of healthcare receivables. They do not generally purchase receivables for their own account. Such brokers generally receive compensation of 10% of profits realized from their activities. The services of such brokers provides valuable marketing to a new company such as National Healthcare Financial Services, Inc. in entering the healthcare receivables finance market. Since our marketing activities in the initial stages will be limited due to our limited amount of working capital, we believe that working with loan brokers will enable us to reach more potential customers than we could reach directly.

RECEIVABLES ACQUISITION PROCESS

     When we identify a healthcare provider or other seller who we may purchase receivables from, we will generally seek to enter into a receivables purchase agreement with that provider. This agreement will give us the right of first refusal to purchase all receivables from that seller either weekly, bi-weekly, semi-monthly or monthly, generally for a period of one year. The terms of the agreement will not require us to purchase any particular amount of receivables from any provider.

     APPROVAL OF PROVIDERS AND OTHER SELLERS. Generally, we will purchase healthcare and other receivables directly from the seller after the seller and the receivables have a set of criteria for the selection of the prospective sellers and guidelines for the receivables that will qualify for purchase.

     UNDERWRITING POLICIES. In order to avoid purchasing healthcare receivables which may be difficult or impossible to collect due to problems such as improper activities by healthcare providers and delivery of services not covered by patients' insurance, we will undertake due diligence and establish criteria which will govern the acceptable of healthcare providers for our receivables financing services. Such criteria will include, but not be limited to the following:

*        credit report and financial statements of the healthcare provider
*        search for liens filed under the Uniform Commercial Code
*        review of legal status of the provider with the Secretary of State
*        conduct on-site visual inspection of medical and billing facilities
*        review tax returns of providers
*        review billing procedures and collection efforts
* phone verification of insurance coverage for services rendered by the medical provider
*        review receivable aging reports
* review copies of contracts with payors such as health maintenance organization
* review good standing of providers with Medicare and Medicaid and insurers
*        credit report for and financial statements individual guarantors
* criminal background check for individuals involved in management of providers

     The purpose of the foregoing is to determine that the healthcare providers from which we purchase receivables:

* are in good standing with payors such as health maintenance organizations, private insurers and government payors;
*    that the provider has a reasonable credit history
*    that the provider has a satisfactory record of collecting its receivables
* that the management of the provider has no unacceptable credit or criminal matters
*    that the provider has the ability to pay its obligations

     To the extent that the underwriting criteria that we establish do not allow us to avoid of purchase of receivables which are objected to by the payor, we may experience losses in our healthcare finance receivable business.

     Since we have not yet begun operating our healthcare receivable finance investors will not be able to judge the adequacy of the underwriting criteria which we will establish.

     CREDIT RISK MANAGEMENT. The possible insolvency or loss of funding of an individual third-party payor is a significant risk to our business. In order to minimize this risk, we will impose restrictions on the amount of receivables that can be purchased from any individual third-party payor, within each provider and within the total loan portfolio. We will constantly review industry rating agency reports and industry journals and articles in order to gain any foreknowledge of possible financial problems of any third-party payors.

     A credit report will be obtained from an appropriate credit agency on each prospective provider and its principals and any medical personnel with any ownership interest. The provider must be creditworthy, and any negative credit comments must be explained and documented to our satisfaction. Prospective providers will be required to provide favorable bank references. A UCC-1 Financing Statement search will be performed to determine that there are no present liens against the receivables of the prospective provider. If any receivable liens do exist, the lien must be paid off before, or as part of, the initial purchasing or funding of any receivables.

     PURCHASE OF RECEIVABLES. Our purchase agreement with a provider will require that we have the first right of refusal on all of the provider's receivables on a regular-interval basis, generally for one year.

     RECEIVABLES CHARACTERISTICS. In some cases, we may purchase receivables that are more than 90 days old, depending on the analysis of the receivable. The age for any receivable is the number of days elapsed since its billing date to the payor of the receivable. We will buy receivables with the goal that the average age of receivables in our portfolio generally will not exceed 180 days. We will have the sole discretion as to which receivables we will purchase. We will reserve the right to disqualify some categories, or some payors, of receivables for purchase at our discretion.

     When acquiring receivables, we will only purchase receivables that are to be paid by:

     *    an insurance carrier;
     *    an approved HMO;
     *    an approved government agency;
     *    an approved institutional facility;
     *    a self-insured employer; or
     *    an other entity which meets our financial standards.

     Except for government agencies, we will limit the portion of our portfolio of receivables that are payable by a single payor to 15%. We also will ensure that at any given time no more than 50% of our total outstanding investment portfolio of receivables, in the aggregate, will be from Medicare and Medicaid payors. Because Medicare and Medicaid claims are submitted electronically, the turnaround time for payment is about 30 days. It is for this reason we will accept higher amounts of these receivables than from traditional commercial insurance carriers.

     PRICING RECEIVABLES FOR PURCHASE. Once a seller has met the criteria and agreed to the requirements, we will begin the process of selecting and pricing the receivables for purchase. One of the most important aspects of the selection process, and the due diligence procedure performed on prospective providers, involves an analysis of a provider's historical receivables and collections records to evaluate the receivables likely to be paid within a defined collection period.

     Our purchase price paid for healthcare and other receivables will be based on a percentage of the face value of the receivable. To determine the purchase price, the face value will be reduced first by the amount of any patient co-payment and any amounts in excess of what the payor has historically paid for the procedure giving rise to the receivable. The resulting amount will then be further reduced by considering other factors that influence the amount which is likely to be collected under the receivable, including the historical collection experience of the provider, amount of reserves held for that provider and overall experience is purchasing and collection of receivables from a provider. The resulting number will be the estimate of the net collectible value of the receivable, or the estimated net receivable.

     RESERVE ACCOUNT. We will purchase the receivables at a price equal to the estimated net receivable. Only a portion of the purchase price, not exceeding 90% of the estimated net receivable, will be paid to the seller immediately. A portion of the purchase price not immediately paid will be allocated to a reserve account for that provider. We will retain the remainder of the unpaid purchase price as our fee.

     The purpose for establishing a reserve account is to have protection against losses due to uncollected receivables. Withholding a portion of the purchase price is easier to exercise than attempting to require the replacement of an uncollected receivable or otherwise seeking enforcement of the receivables purchase agreement. If a purchased receivable becomes outstanding for over 180 days, we may, at our option:

     * offset the amount actually paid to the seller for the receivable against the seller's reserve account;
     * offset the amounts due to the seller from the purchase of other batches of receivables;
     * require the seller to replace the uncollected receivables with additional receivables; or
     *   exercise our rights under a guarantee from the seller, if any.

     If a receivable is collected at a later date, the reserve account will be credited by the amount of the collection up to the amount that was previously offset. Any time the amount collected with respect to a receivable is less than the amount invoiced, the difference will be offset against the reserve account. If the receivables purchase agreement is terminated, any remaining balance in a seller's reserve account will be returned to the seller after the payment of any advances made by us, and any interest and fees due have been paid.

     The amount of the reserve account will generally range from 10% to 25% of the estimated net receivable. A seller is paid the amount allocated to its reserve account only when the amount exceeds a negotiated percentage, usually 25%, of all of the receivables purchased from the seller that are outstanding at any one time. From time to time a reserve accounting will be made to the seller. When warranted by this accounting, any excess in the reserve account will be paid to the seller within 15 days of the accounting. Any amount paid on a batch of receivables in excess of the estimated net receivable is allocated as a credit to the seller's reserve account.

     An adjustment may be made if the seller's reserve account balance falls below 5% of the outstanding uncollected receivables balance for that seller. The adjustment is typically made to the estimated net receivable percentage. This adjustment effectively reduces the percentage of cash immediately paid to the provider when future receivables are purchased. For example, a provider may be initially paid 85% of the estimated net receivable immediately when a receivable is purchased from that provider. If that seller's reserve account balance falls below 5% of the outstanding receivables balance and requires an adjustment, the provider may only be paid 80% of the estimated net receivable at the time of purchase for future receivable purchases. In this example, in addition to the normal allocation to the reserve account, an additional 5% of the estimated net receivable would be allocated to the reserve account for all future purchases. This adjustment, in effect, increases the amount allocated to the reserve account on each future purchase.

     LOCK BOX & COLLECTIONS. As required under the receivables purchase agreements we intend to utilize, all proceeds from the collection of the purchased receivables are required to be paid to a lock box account. A lock box account is a post office box, called a lock box, established by the bank that processes the payments. Payments are sent directly to these lock boxes. Therefore, the third-party payor payments of receivables will not go to the seller, but rather will be sent to the appropriate lock box. When a seller enters into a receivables purchase agreement, a notice of change in mailing address is sent to all payors of the receivables that are being purchased. The notice will instruct the payors to deliver all payments to the appropriate lock box account. Each lock box is established and functions solely to receive payments. When payments are sent to the lock box, the lock box processing bank deposits the payment into a lock box account with that bank.

     Separate lock box accounts will be established for each seller. Receivables due and owing from government programs are subject to laws and regulations not applicable to commercial payors. Except in limited cases, Medicare and Medicaid laws and regulations provide that payments for services rendered under government programs can only be made to the healthcare provider that has rendered the services. Therefore, each seller will have a lock box for non-government collections and a separate lock box for government collections, like Medicare, Medicaid, CHAMPUS, etc. The lock box account will be in the name of the seller and National Healthcare Financial Services. for the government collections, and will be in the name of National Healthcare Financial Services. for the non-government collections. The bank lock box proceeds are maintained in a zero balance account which will be swept daily by each bank maintaining a lock box account to the cash concentration account that is under the control of National Healthcare Financial Corp.

     Weekly reports of purchased receivables are generated on a seller by seller basis. These reports provide currently updated accounts receivable agings and other valuable portfolio information, including claim denial trends and collections performance. Copies of these weekly reports are sent to our executive offices and the payment and aging update reports are sent to each seller.

     SERVICING OF RECEIVABLES. Once a receivable is purchased we will regularly run reports showing receipts from the account receivable purchased from each medical provider. These reports will show the progress of collections being paid. If the reports show a delay in payments, we will call the payor to determine the reason for the delay. If a purchased receivable is rejected by a payor or becomes outstanding for over 20 days, we will take appropriate action which may include:

* offset the amount actually paid to the seller for the receivable against the seller's reserve account.
* offset the amounts due to the seller from the purchase of other batches of receivables
* require the seller to replace the uncollected receivables with additional receivables; or
*    exercise our rights under a guarantee from the seller, if any.

     Third party payors will generally pay within a 30 day to 120 day period. NHFS discounts its fees from funding to the medical provider on the purchase of the receivables NHFS's profits are derived at funding from the purchase of the medical receivables.

CREDIT LOSS POLICY AND EXPERIENCE

     We will regularly review our outstanding healthcare receivables to determine the adequacy of our allowance for losses on receivables. To date, none of our affiliates has experienced any net credit losses on the pools of receivables they hold. We expect to maintain the allowance for losses on receivables at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the healthcare receivables. In evaluating the adequacy of the allowance, we expect to consider factors like trends in healthcare sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average seller balances, reserve account balances, real estate collateral valuations, if any, and underwriting policies. However, many of these considerations involve the significant use of estimates and are subject to rapid changes which may be unforeseen and could result in immediate increased losses and material adjustments to the allowance or actual losses.

     To the extent that we may deem specific healthcare receivables to be wholly or partially uncollectable, we will establish a specific loss reserve equal to that amount. We have not established an allowance for losses because we are a newly formed company. There can be no assurance that any allowance established in the future will be adequate to cover any losses we may experience. We expect to use a general guideline for credit loss allowances of 2% of outstanding debt at the time of reporting. However, this guideline will be adjusted to reflect the performance of each individual client.

     Because we are likely to collect more than the amount initially paid to the seller of the receivable, the portion of the purchase price that has been withheld represents a reserve, or additional security, for the collection of the amounts due under all of the receivables from that seller. The amount of the holdback of a portion of the receivables' purchase price that does not represent a yield to us upon collection of the receivable is allocated to the reserve account of that seller. In some cases, some or all of the balance of a reserve account can be returned to the seller. If a receivable is in default, we will take measures to recover the purchase price. These measures include reducing the sellers balance in its reserve account, seeking replacement of the receivable from the seller, or enforcing corporate or personal guarantees given by the seller, if any.

TITLE TO RECEIVABLES

     We believe that the receivables purchase transactions we will enter into will be "true sales" and the purchased receivables will be owned by us. However, the purchase of a receivable might be characterized as a secured financing, or a loan secured by the receivables. Therefore, we will also take a security interest in each receivable purchased and will file a UCC-1 financing statement covering the receivables. If it is determined that a true sale of the receivable has not occurred, we will be able to foreclose on the receivable or the proceeds of the receivable as security for the amount paid for the receivable.

COMPETITION

     We expect to encounter significant competition in our healthcare finance business from numerous commercial banks, diversified finance companies, secured lenders and specialty healthcare finance companies. In addition, healthcare providers often seek alternative sources of financing from a number of sources, including venture capital firms, small business investment companies, suppliers and individuals. As a result, we will compete with a significant number of local and regional sources of financing and several large national competitors. Many of these competitors have greater financial and other resources than we do and may have significantly lower costs of funds. Competition can take many forms, including the pricing of the financing, transaction structuring, like the use of securitization vs. portfolio lending, timeliness and responsiveness in processing a client's financing application and customer service. Although many of our competitors have focused their business on large hospitals and clinics and generally prefer to buy receivables in multi-million dollar denominations, typically with a lower profit margin, these competitors could enter our target markets more aggressively in the future.

GOVERNMENT REGULATION

     Our healthcare finance business will be subject to federal and state regulation and supervision. Currently, there are no regulations that require us to obtain specific licenses or approvals, other than those applicable to businesses in general, to be able to purchase receivables in the State of Florida. We will continually research and monitor regulations and will apply for the appropriate licenses if regulations change and require us to be licensed to perform our business in any particular state in which we may operate.

     Our business will be affected by our inability to directly collect receivables under government programs and the right of payors under these programs to offset against unrelated receivables. Our healthcare receivables purchase business will also be indirectly affected by healthcare regulation to the extent that any of our sellers' failures to comply with the applicable regulations affects our ability to collect their receivables.

EMPLOYEES

     As of October 6, 2002 we employed no full-time employees. All activities to date have been undertaken by our officers. We anticipate that we will begin hiring employees as needed to support our entry into our proposed healthcare receivable financing business.

ITEM 2. DESCRIPTION OF PROPERTIES

     Our principal executive offices are located at 2754 W. Atlantic Blvd., Suite 4, Pompano Beach, FL 33069. We lease 100 square feet of office space at that location pursuant to a lease with an independent landlord. The lease expired in July 2002 and we are continuing to lease the space on a month-to-month basis for a monthly rental of $143. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.


ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITIES HOLDERS.

     None.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for our common stock.

     We have 24 record holders of our common stock.

     There are no restrictions on our ability to pay dividends. We have not paid any dividends on our Common Stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the company's earnings, financial condition, capital requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     We believe that we require a minimum of $50,000 of available capital to begin purchasing healthcare receivables. If such capital is not raised we will continue operating in the developmental stage, in which event we believe we have adequate cash on hand for approximately 24 months.

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

ITEM 7: FINANCIAL STATEMENTS.

     Our financial statements are filed after the signature page.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


Part III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

Our directors and executive officers are:

     Name                 Age    Position

David Bullard             34     President and Chief Executive Officer, promoter

Robert Dwyer              47     Vice President and Chief Financial Officer

Edward L. Reid II M.D.    67     Chairman and Director

John W. Hemmer            74     Director

Robert Wilson             49     Director and Secretary, promoter

David Bullard, President and Chief Executive Officer since May 28, 2001. He has also served as a market consultant for Medfusion since February 2001.

     From  April 2000 to March  2001,  Mr.  Bullard  held the  position  of Vice
President of Business Development for National Internet Health Resources Institute, an internet medical records firm.

     From 1997 to 2000, Mr. Bullard held the position of Administrator with Wake Internal Medicine Consultants, Inc. His duties included management of a start-up urgent care center and a SMO.

     From 1996 to 1997, Mr. Bullard held the position of Vice President of Business Development and Marketing with Integrated Occupational Systems, Inc.

     From 1995 to 1996, Mr. Bullard held the positions of Administrator and Director of Operations with Carolina Physicians Network. His duties included management of family medical practices in the Carolina area. Achievements include M & A duties for successful startup integrated delivery network. Creation of a consumer - oriented health services business with first year revenues of $700,000, including strategic partnerships with local industry.

     Mr. Bullard holds a Masters Degree in Healthcare Administration as well as a Post Graduate Fellowship from Carolinas Healthcare System. He held the position of President in 2000 for the Triangle Medical Managers Association. He is currently a member in good standing with the Medical Group Managers Association.

Robert  Dwyer,  Vice  President and Chief  Financial  Officer since May 28,2001.

     Mr. Dwyer has over twenty years of entrepreneurial experience in business, new market and product development, sales and marketing management, and business start-ups, as well as in the development of systems for production, cost control and administration. In 1992, Mr. Dwyer founded Fidelity Capital Corporation, a factoring company and has served as it President and CEO since that time. From 1988 -1992 he served in various executive positions for Tech Aid Corporation, Data Management Systems International, and United Cartridge Corporation. From the late 1970's until 1988, he founded three companies, which he later sold:
5001/2 Environmental Design, Dagwood's Restaurants, and Habitat Construction. He attended the University Of Richmond in the early 1970's and received his Bachelors degree from Virginia Commonwealth University in 1978.

Edward L. Reid II M.D., Chairman since May 28, 2001.

     Edward L. Reid, II., M.D. is a physician in his own practice since 1969, specializing in internal medicine and endocrinology. Dr. Reid was a director of International Airline Support Group from October 1989 through January of 1991, which was in involved in the sale of airplane parts. Prior to that time, he was the Director and President of Medical Care Development Corp. from October 1986 through June 1988, and was the Secretary/Treasurer of its wholly-owned subsidiaries Bayside Medical Equipment, Inc., and Bayside Home Health, Inc., from January 1987 through June 1988. Those provided medical services and home health care. Dr. Reid was a director of the John T. McDonald foundation which was a not-for- profit corporation that oversaw the operations of Doctor's Hospital and Larkin General Hospital in Miami from December 1985 through January of 1988. Dr. Reid has been published numerous times and has been an instructor and Professor of Medicine at the University of Miami School of Medicine.

John W. Hemmer, Director since May 28, 2001.

     John W. Hemmer has served as Vice President of Finance and Chief Financial Officer of the Paradigm Medical Industries, a developer of laser systems for eye surgery, from September 20, 2000 to October 2001, when he was named Senior Vice President. Mr. Hemmer served as Vice President of Finance, Treasurer, Chief Financial Officer and a director of Paradigm Medical Industries from November 1995 to June 1999.

     Mr. Hemmer has served as a consultant and a director of Bio Marine Technolgies, Inc., since 1989 and was Chief Financial Officer from February 2000 until October 1, 2001. He retired as a director in December, 2001. Bio Marine Technologies, Inc. of Gulf Breeze, Florida, develops offshore marine production systems for oyster production licensed and permitted for use in the Gulf of Mexico.

     Mr. Hemmer received a B.A. degree in Economics from Queens College in 1951 and a M.S. degree in Banking and Finance from Columbia University Graduate School of Business in 1952.

Robert Wilson, Director since May 28, 2001.

     Robert Wilson is currently the COO of eCom eCom.com, Inc., an Internet based e-commerce company. He formerly served as the acting President and COO of eWebPEO.com, Inc. of Palm Beach Gardens, Florida during the year 2000..

     From 1995 through 2000, Robert Wilson was the Managing General Partner of Wilson and Associates, where he established a medical accounts receivable factoring company.

     From 1992 through 1995 he served as Vice President of Sales for Optimum Capital Corporation, Walnut Creek, California, where he managed sales representatives of the company, successfully implemented new recruit training programs, and increased monthly sales five-fold.

     Prior to his work at Optimum Capital Corporation, Robert Wilson worked at Healthcare Revenue Management, in San Francisco, California, where he initiated new programs, expanded the sales team, and substantially increased annual sales for the company.

     Mr. Wilson brings experience in planning, sales strategies and sales motivation.

     Our directors are elected yearly and hold office until the next annual meeting of shareholders and the election and qualification of their successors.

     Our officers are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

Board of Director Committees

     Our board has not yet established any committees.

ITEM 10: EXECUTIVE COMPENSATION

     Our officers have verbally agreed to provide their services to us without compensation until we have sufficient working capital to establish reasonable compensation. At that time, the board of directors and officers will seek to agree upon employment agreements providing a compensation package which will fairly compensate them for their future services and be within our available financial resources.

Other Compensation Plans

     We have not established any long term compensation plans, stock based compensation plans, incentive compensation plans or other compensation or benefit plans. We anticipate that such plans will be established as our business develops.

Director Compensation

     We issued shares to several of our directors in consideration of their serving as directors until the next annual meeting of shareholders as follows:

         Edward L. Reid II M.D.             500 shares
         John W. Hemmer                     200 shares

     We do not have any other arrangements for compensating our directors.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     Based solely on its review of Forms 3, 4 and 5 received by the company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the company believes that, during the fiscal year ended July 31, 2002, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

Promoters

     We were founded in May 2001. Robert Wilson and David Bullard were instrumental in our organization and may be considered promoters of our company. As consideration for their services in connection with our organization, such promoters received 16,660 shares of our common stock.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 7, 2002, the beneficial ownership of our 55,890 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group and the percentage owned as of such date.


                                Number of
Name and Addresses(1)           Shares               Percent Beneficially Owned

David Bullard                   1,000                       *
Robert Dwyer                      200                       *
Edward L. Reid II M.D.            500                       *
John W. Hemmer                    200                       *
Robert Wilson                  10,060                       19.5%
Roger Katen                     5,490                        9.8%

All directors and officers
    as a group (5 persons)     11,960                       23.2%

* less than 2%

(1) The address for all persons listed is c/o National Healthcare Financial Services, Inc., 2754 W. Atlantic Blvd., Suite 4, Pompano Beach, FL 33069.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None


PART 1V

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.           Description


2(a) Articles of Incorporation of the Registrant. Incorporated by Reference to Exhibit 2(a) to Registrant's registration statement on Form SB-2 (file no. 333-72976).

2(b)                Articles  of  Amendment  to  Articles  of   Incorporation  -
                    Incorporated by Reference to Exhibit 2(b) to Registrant's registration statement on Form SB-2 (file no. 333-72976).

2(c) By-Laws of the Registrant - same as above. Incorporated by Reference to Exhibit 2(c) to Registrant's registration statement on Form SB-2 (file no. 333-72976).

2(d) Form of Common Stock Certificate - Incorporated by Reference to Exhibit 2(d) to Registrant's registration statement on Form SB-2 (file no. 333-72976).

6(a) Lease Agreement - Incorporated by Reference to Exhibit 6(a) to Registrant's registration statement on Form SB-2 (file no. 333-72976

99.1                Certification   by   CEO   pursuant   to   Section   906  of
                    Sarbanes-Oxley Act of 2002.

99.2                Certification   by   CFO   pursuant   to   Section   906  of
                    Sarbanes-Oxley Act of 2002.


     (b)  REPORTS ON FORM 8-K.

         None.

Item 14. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL HEALTHCARE FINANCIAL
                                 SERVICES, INC.



                               By: s/David Bullard
                     President/principal executive officer/
                          principal accounting officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date

s/David Bullard           President/principal                November 19, 2002
David Bullard             executive officer/
                          principal accounting officer

s/Edward L. Reid II M.D.  Chairman and Director              November 19, 2002
Edward L. Reid II M.D.

s/John W. Hemmer          Director                           November 19, 2002
John W. Hemmer

s/Robert Wilson           Director                           November 19, 2002
Robert Wilson

Certifications

I,  David Bullard, certify that:

1. I have reviewed this annual report on Form 10-KSB of National Healthcare Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)     evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002


S/David Bullard
David Bullard
Chief Executive Officer

I,  David Bullard, certify that:

1. I have reviewed this annual report on Form 10-KSB of National Healthcare Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)     evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002


S/David Bullard
David Bullard
Chief Financial Officer

 National Healthcare Financial Services, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                  June 30, 2002



                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)


                                    Contents


                                                                     Page(s)
                                                                  -----------

Independent Auditors' Report                                           1

Balance Sheet                                                          2

Statements of Operations                                               3

Statement of Changes in Stockholders' Equity                           4

Statements of Cash Flows                                               5

Notes to Financial Statements                                          6 - 10

                          Independent Auditors' Report

To the Board of Directors of:
   National Healthcare Financial Services, Inc.
   (A Development Stage Company)

We have audited the accompanying balance sheet of National Healthcare Financial Services, Inc. (a development stage company) as of June 30, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, for the period from May 3, 2001 (inception) to June 30, 2001 and for the period from May 3, 2001 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of National Healthcare Financial Services, Inc. (a development stage company) as of June 30, 2002, and the results of its operations and its cash flows for the year then ended, for the period from May 3, 2001 (inception) to June 30, 2001 and for the period from May 3, 2001 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the accompanying financial statements, the Company has net losses for the year ended June 30, 2002 of $22,116, a deficit accumulated during the development stage of $28,367 at June 30, 2002, net cash used in operations in 2002 of $18,313, and is a development stage company with no revenues. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
September 25, 2002

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2002

                                     Assets
Assets
 Cash                                                       $        28,640
                                                                --------------

Total Current Assets                                        $        28,640
                                                                ==============

                      Liabilities and Stockholder's Equity

Liabilities
Accounts payable and accrued expenses                       $         3,514
Notes payable                                                        17,520
                                                                --------------
Total Current Liabilities                                            21,034
                                                                --------------

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,         -
   none issued and outstanding
Common stock, $0.0001 par value, 80,000,000 shares authorized,            6
   55,890 shares issued and outstanding
Additional paid-in capital                                           35,967
Deficit accumulated during development stage                        (28,367)
                                                                --------------
Total Stockholders' Equity                                            7,606
                                                                --------------

Total Liabilities and Stockholders' Equity                  $        28,640
                                                                ==============



                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations


                                                                        Year Ended June 30,                From
                                                                                                       May 3, 2001
                                                                                                      (inception) to
                                                                                                      June 30, 2002
                                                                       2002             2001
                                                                    -----------      -----------     -----------------
Operating Expenses
Compensation                                                    $          50   $        4,165   $             4,215
Director fees                                                             175             -                      175
General and administrative                                              1,915             -                    1,915
Professional fees                                                      16,205            2,000                18,205
Rent                                                                    1,843             -                    1,843
                                                                    -----------      -----------     -----------------
Total Operating Expenses                                               20,188            6,165                26,353
                                                                    -----------      -----------     -----------------

Loss from Operations                                                  (20,188)          (6,165)              (26,353)

Other Expense
Interest expense                                                        1,928               86                 2,014
                                                                    -----------      -----------     -----------------
Total Other Expense                                                     1,928               86                 2,014
                                                                    -----------      -----------     -----------------

Net Loss                                                        $     (22,116)  $       (6,251)  $           (28,367)
                                                                    ===========      ===========     =================

Net loss per share - basic and diluted                          $       (0.47)  $        (0.38)  $             (0.66)
                                                                    ===========      ===========     =================

Weighted average number of shares outstanding during the               47,237           16,660                43,296
   period - basic and diluted                                       ===========      ===========     =================

                 See accompanying notes to financial statements
                                        3

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                         From May 3, 2001 (Inception) to
                                  June 30, 2002


                                                  Common Stock             Additional            Deficit             Total
                                                                             Paid-in           Accumulated
                                                                             Capital              During
                                                                                               Development
                                                                                                  Stage
                                             Shares         Amount
                                            ----------    ------------   ----------------    -----------------    -----------

Common stock issued for services to           16,660   $           2              4,163   $             -      $       4,165
  founders

Net loss from May 3, 2001 (inception) to        -               -                  -                  (6,251)         (6,251)
  June 30, 2001
                                            ----------    ------------   ----------------    -----------------    -----------

Balance, June 30, 2001                        16,660               2              4,163               (6,251)         (2,086)

Common stock issued for cash                  37,730               4             31,429                 -             31,433

Common stock issued for services               1,500            -                   375                 -                375

Net loss, 2002                                  -               -                  -                 (22,116)        (22,116)
                                            ----------    ------------   ----------------    -----------------    ----------

Balance, June 30, 2002                        55,890   $           6             35,967   $          (28,367)   $      7,606
                                            ==========    ============   ================    =================    ============


                 See accompanying notes to financial statements
                                        4

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 Year Ended               From
                                                                                June 30, 2002          May 3, 2001
                                                                                                     (inception) to
                                                                                                      June 30, 2002
                                                                              ------------------    ------------------
Cash Flows from Operating Activities
Net loss                                                                   $           (22,116)  $           (28,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation, professional fees                                                375                 4,540
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts payable and accrued expenses                                                    3,428                 3,514
                                                                              ------------------    ------------------
Net Cash Used in Operating Activities                                                  (18,313)              (20,313)
                                                                              ------------------    ------------------

Cash Flows from Financing Activities
Proceeds from loans                                                                      7,520                17,520
Proceeds from sales of common stock                                                     31,433                31,433
                                                                              ------------------    ------------------
Net Cash Provided by Financing Activities                                               38,953                48,953
                                                                              ------------------    ------------------

Net Increase in Cash                                                                    20,640                28,640

Cash at Beginning of Period                                                              8,000                  -
                                                                              ------------------    ------------------

Cash at End of Period                                                      $            28,640   $            28,640
                                                                              ==================    ==================

                 See accompanying notes to financial statements
                                        5

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2002


Note 1   Nature of Business and Significant Accounting Policies

   (A)    Organization  and Nature of  Business

          National Healthcare Financial Services, Inc. (a development stage company) (the "Company") was incorporated in Florida on May 3, 2001, and has elected a fiscal year end of June 30.

          The Company is a specialty finance company offering asset-based financing and factoring of receivables to healthcare service providers with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare, and physician practice.

          Activities  during  the  development  stage  include   developing  the
          corporate infrastructure and business plan and raising capital.

   (B)    Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (C)    Cash and Cash Equivalents

          For the purpose of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

   (D)    Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period which includes the enactment date.

   (E)    Net Loss Per Common Share

          Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2002, there were no common stock equivalents outstanding which may dilute future earnings per share.

   (F)    Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

          The carrying amounts of the Company's short-term financial instruments, including accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

   (G)    New Accounting Pronouncements

          Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

          Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 is not expected to have a material effect on the Company's financial position, results of operations or liquidity.

          Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

          Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 is not expected to have a material effect on the Company's financial position, results of operations or liquidity.

          Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

          Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or result of operations.

Note 2   Notes Payable

The Company executed three unsecured promissory notes with one lender for $5,000 on May 18, 2001, $5,000 on June 28, 2001, and $2,500 on March 1, 2002 and with another lender for $5,000 on November 28, 2001. The notes have a term of two years but all unpaid principal and interest shall be due and payable upon demand 365 days after the issuance date. The notes bear interest at 14% with a default penalty within 5 days of the due date of 5% of the amount due. At June 30, 2002, notes payable totaled $17,520 and the related accrued interest payable totaled $2,014.

Note 3   Commitments

In  August  2001,  the  Company   entered  into  a  one-year   office  lease  at
approximately $143 per month. Rent expense for the year ended June 30, 2002 was $1,843.

Note 4 Stockholders' Equity

The Company issued 16,660 common shares to its founders for services at inception. The stock was valued at the planned private placement price of $0.25 per share for total compensation expense of $4,165.

In August 2001, under Regulation D private placement offering, the Company issued 33,330 common shares at $0.25 per share having a fair value of $8,333. In addition, the Company issued 700 common shares to two directors, 200 shares to the vice-president for services rendered and 600 common shares for legal services. The shares issued for these services were valued at the contemporaneous cash-offering price of $0.25 per share resulting in a director fees expense of $175, compensation expense of $50 and legal expense of $150.

In March 2002, the Company issued 4,400 common shares at $5.25 per share having a fair value of $23,100.

Note 5 Income Taxes

There was no income tax expense for the year ended June 30, 2002 and from May 3, 2001 (inception) to June 30, 2001 due to the Company's net losses.

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the year ended June 30, 2002 and from May 3, 2001 (inception) to June 30, 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                                         2002            2001
                                                                    -------------    ------------

Computed "expected" tax expense (benefit)                         $       (7,519)  $      (2,125)
Stock Based Compensation                                                     128           1,416
Change in valuation allowance                                              5,975             709
Re-characterization of prior year temporary difference                     1,416            -
                                                                     -------------    ------------
                                                                  $         -      $        -
                                                                     =============    ============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2002 are as follows:

                                                           2002
                                                        ------------
Deferred tax assets:
Net loss carryforward                                $       8,100
Stock based compensation                                      -
                                                        ------------
Total gross deferred tax assets                              8,100
Less valuation allowance                                    (8,100)
                                                        ------------
Net deferred tax assets                              $        -
                                                        ============

The Company has a net operating loss carryforward of approximately $23,826 available to offset future taxable income through 2022.

The valuation allowance at June 30, 2001 was $2,125. The net change in valuation allowance during the year ended June 30, 2002 was an increase of $5,975.

Note 6   Going Concern

As reflected in the accompanying financial statements, the Company has net losses for the year ended June 30, 2002 of $22,116, a deficit accumulated during the development stage of $28,367 at June 30, 2002, net cash used in operations in 2002 of $18,313, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to seek additional funding. In addition, the Company is negotiating with potential customers, capital funding sources, and service providers to implement its business plan. Management believes that the actions presently being taken to raise capital, implement its business plan, and generate revenues provide the opportunity for the Company to continue as a going concern.