Form 10QSB
period 2002-09-30
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2003-01-27
CIK 1159061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                          Commission File No. 000-49624


                  NATIONAL HEALTHCARE FINANCIAL SERVICES, INC.
              (Exact name of small business issuer in its charter)

         FLORIDA                                   65-1099348
---------------------------------                  ---------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,890 shares as of September 30, 2002.

Transitional Small Business Format:   No
                                     ----

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Registrant's Financial Statements are filed herewith following the signature page.

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10KSB on file with the SEC.

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

ITEM 3.  CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

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

                                    NATIONAL HEALTHCARE FINANCIAL
                                    SERVICES, INC.



         January 17, 2003              By:   s/  David Bullard
                                   ---------------------------------------
                                   David Bullard, President (Principal
                                   Executive Officer)

                                       By:   s/  Robert Dwyer
                                   ---------------------------------------
                                   Robert Dwyer, (Principal
                                   Financial Officer)

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)

                              Financial Statements

                               September 30, 2002
                                   (Unaudited)



                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)


                                    Contents


                                                                    Page(s)
                                                                  -----------
Balance Sheet                                                          5

Statements of Operations                                               6

Statements of Cash Flows                                               7

Notes to Financial Statements                                          8-9

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     Assets

Assets
Cash                                                                                                $         20,011
                                                                                                       ---------------
Total Current Assets                                                                                $         20,011
                                                                                                       ===============

                    Liabilities and Stockholders' Deficiency

Liabilities
Accounts payable                                                                                    $          1,837
Accrued interest payable                                                                                       4,132
Notes payable                                                                                                 17,520
                                                                                                       ---------------
Total Current Liabilities                                                                                     23,489
                                                                                                       ---------------

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                                                                  -
Common stock, $0.0001 par value, 80,000,000 shares authorized,
   55,890 shares issued and outstanding                                                                            6
Additional paid-in capital                                                                                    35,967
Deficit accumulated during development stage                                                                 (39,451)
                                                                                                       ---------------
Total Stockholders' Deficiency                                                                                (3,478)
                                                                                                       ---------------

Total Liabilities and Stockholders' Deficiency                                                      $         20,011
                                                                                                       ===============

                                       5
                 See accompanying notes to financial statements.

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended September 30,                  From
                                                                                                    May 3, 2001
                                                                                                   (Inception) to
                                                                                                 September 30, 2002
                                                         2002                  2001
                                                  -------------------   -------------------    ----------------------
Operating Expenses
Compensation                                   $               -                     -      $                  4,215
Director fees                                                  -                     -                           175
General and administrative                                     -                      556                      1,915
Professional fees                                            10,037                 6,225                     28,242
Rent                                                            429                  -                         2,272
                                                  -------------------   -------------------    -----------------------
Total Operating Expenses                                     10,466                 6,781                     36,819
                                                  -------------------   -------------------    -----------------------

Loss from Operations                                        (10,466)               (6,781)                   (36,819)

Other Expense
Interest expense                                                618                   353                      2,632
                                                  -------------------   -------------------    -----------------------

Net Loss                                       $            (11,084)               (7,134)  $                (39,451)
                                                  ===================   ===================    =======================


Net loss per share - basic and diluted         $              (0.20)                (0.24)  $                  (0.87)
                                                  ===================   ===================    =======================

Weighted average number of shares
   outstanding during the period - basic and
   diluted                                                   55,890                29,499                     45,564
                                                  ===================   ===================    =======================

                                       6
                 See accompanying notes to financial statements.

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended September 30,          From May 3, 2001
                                                                                                    (Inception) to
                                                                                                  September 30, 2002
                                                             2002                2001
                                                        ----------------    ---------------     -----------------------
Cash Flows from Operating Activities
Net loss                                             $         (11,084)            (7,134)   $                (39,451)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Stock based compensation, director fees and legal
  fees                                                            -                  -                          4,540
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable                                                 1,837               -                          1,837
Accrued interest payable                                           618                267                       4,132
                                                        ----------------    ---------------     -----------------------
Net Cash Used in Operating Activities                           (8,629)            (6,867)                    (28,942)
                                                        ----------------    ---------------     -----------------------

Cash Flows from Financing Activities
Proceeds from notes payable                                       -                  -                         17,520
Proceeds from sale of common stock                                -                 8,708                      31,433
                                                        ----------------    ---------------     -----------------------
Net Cash Provided by Financing Activities                         -                 8,708                      48,953
                                                        ----------------    ---------------     -----------------------

Net Increase (Decrease) in Cash                                 (8,629)             1,841                      20,011

Cash at Beginning of Period                                     28,640              8,000                        -
                                                        ----------------    ---------------     -----------------------

Cash at End of Period                                $          20,011              9,841    $                 20,011
                                                        ================    ===============     =======================

                                        7
                 See accompanying notes to financial statements.

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

For further information, refer to the audited financial statements and footnotes for the year ended June 30, 2002 included in the Company's Form SB-2, as amended.

Note 2   Notes Payable

The Company executed three unsecured promissory notes with one lender for $5,000 on May 18, 2001, $5,000 on June 28, 2001, and $2,520 on March 1, 2002 and with another lender for $5,000 on November 28, 2001. The notes have a term of two years but all unpaid principal and interest shall be due and payable upon demand 365 days after the issuance date. The notes bear interest at 14% with a default penalty within 5 days of the due date of 5% of the amount due. At September 30, 2002, notes payable totaled $17,520 and the related accrued interest payable totaled $4,132.

Note 3   Commitments

In August 2001, the Company entered into a one-year office lease at approximately $143 per month. Rent expense for the quarter ended September 30, 2002 was $429. Beginning in October 2002, the Company began paying $148 per month on a month-to-month basis.

Note 4   Stockholders' Deficiency

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

Note 5   Going Concern

As reflected in the accompanying financial statements for the three months ended September 30, 2002, the Company has a net loss of $11,084, a deficit accumulated during development stage of $39,451 at September 30, 2002; cash used in operations since inception of $28,942, a working capital deficiency of $3,478 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with potential customers, capital funding sources, and service providers to implement its business plan. In addition, there is an offering of common stock in process for 250,000 shares at $5.25 per share. Management believes that the actions presently being taken to raise capital, implement its business plan, and generate revenues provide the opportunity for the Company to continue as a going concern.

                    Certification OF CHIEF EXECUTIVE OFFICER

I,  David Bullard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Healthcare Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 17, 2003


s/David Bullard
David Bullard
Chief Executive Officer

                    Certification OF CHIEF financial OFFICER


I,  Robert Dwyer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Healthcare Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 17, 2003


s/Robert Dwyer
Robert Dwyer
Chief Financial Officer