Form 10QSB
period 2002-12-31
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2003-01-27
CIK 1159061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,890 shares as of December 31, 2002.

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



         January 17, 2003              By:   s/  David Bullard
                                   ---------------------------------------
                                   David Bullard, President (Principal
                                   Executive Officer)


                               By: s/ Robert Dwyer
                                   ---------------------------------------
                                   Robert Dwyer, (Principal
                                   Financial Officer)

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2002
                                   (Unaudited)



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

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2002
                                   (Unaudited)



                                     Assets

Assets
Cash                                                                                                $         15,232
                                                                                                       ---------------

Total Current Assets                                                                                $         15,232
                                                                                                       ===============

                    Liabilities and Stockholders' Deficiency

Liabilities
Accounts payable                                                                                    $          1,837
Accrued interest payable                                                                                       4,750
Notes payable                                                                                                 17,520
                                                                                                       ---------------

Total Current Liabilities                                                                                     24,107
                                                                                                       ---------------

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                                                                  -
Common stock, $0.0001 par value, 80,000,000 shares authorized,
   55,890 shares issued and outstanding                                                                            6
Additional paid-in capital                                                                                    35,967
Deficit accumulated during development stage                                                                 (44,848)
                                                                                                       ---------------

Total Stockholders' Deficiency                                                                                (8,875)
                                                                                                       ---------------

Total Liabilities and Stockholders' Deficiency                                                      $         15,232
                                                                                                       ===============

                                       5
                See accompanying notes to financial statements.

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                          Three Months Ended            Three Months Ended           Six Months Ended


                                          December 31, 2002             December 31, 2001            December 31, 2002
                                       -------------------------     -------------------------     ----------------------
Operating Expenses
Compensation                        $                     -       $                    4,215    $                  -
Director fees                                             -                              175                       -
General and administrative                                -                              383                       -
Professional fees                                        3,834                         3,964                     13,870
Rent                                                       445                           286                        875
Taxes                                                      500                          -                           500
                                       -------------------------     -------------------------     ----------------------
Total Operating Expenses                                 4,779                         9,023                     15,245
                                       -------------------------     -------------------------     ----------------------
Loss from Operations                                    (4,779)                       (9,023)                   (15,245)

Other Expense
Interest expense                                           618                           416                      1,236
                                       -------------------------     -------------------------     ----------------------

Net Loss                            $                   (5,397)   $                   (9,439)   $               (16,481)
                                       =========================     =========================     ======================
Net loss per share - basic and
   diluted                          $                    (0.10)   $                    (0.18)   $                 (0.29)
                                       =========================     =========================     ======================
Weighted average number of shares
   outstanding during the period
   - basic and diluted                                  55,890                        51,490                     55,890
                                       =========================     =========================     ======================

                                       6
                See accompanying notes to financial statements.

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                  Six Months Ended                 From
                                                                              May 3, 2001
                                                                            (Inception) to
                                                December 31, 2001          December 31, 2002
                                       -------------------------     -------------------------
Operating Expenses
Compensation                           $                  4,215   $                  4,215
Director fees                                               175                        175
General and administrative                                  383                      1,915
Professional fees                                        10,189                     32,076
Rent                                                        842                      2,717
Taxes                                                         -                        500
                                         -----------------------    -----------------------
Total Operating Expenses                                 15,804                     41,598
                                         -----------------------    -----------------------
Loss from Operations                                    (15,804)                   (41,598)

Other Expense
Interest expense                                            769                      3,250
                                       -------------------------     -------------------------

Net Loss                                $               (16,573)   $               (44,848)
                                       =========================     =========================

Net loss per share - basic and
   diluted                              $                 (0.41)   $                 (0.95)
                                       =========================     =========================
   outstanding during the period
   - basic and diluted                                   40,495                     47,139
                                       =========================     =========================

                                       6-a
                See accompanying notes to financial statements.

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended           Six Months Ended            From May 3, 2001
                                                                                                                (Inception) to
                                                       December 31, 2002           December 31, 2001          December 31, 2002
                                                     -----------------------    ------------------------    -----------------------
Cash Flows from Operating Activities
Net loss                                          $                (16,481)  $                 (16,573)  $                (44,848)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Stock based compensation, director fees and
  legal fees                                                          -                           -                         4,540
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable                                                     1,837                        -                         1,837
Accrued interest payable                                             1,236                         769                      4,750
                                                     -----------------------    ------------------------    -----------------------
Net Cash Used in Operating Activities                              (13,408)                    (15,804)                   (33,721)
                                                     -----------------------    ------------------------    -----------------------

Cash Flows from Financing Activities
Proceeds from notes payable                                           -                          5,000                     17,520
Proceeds from sale of common stock                                    -                          4,591                     31,433
                                                     -----------------------    ------------------------    -----------------------
Net Cash Provided by Financing Activities                             -                          9,591                     48,953
                                                     -----------------------    ------------------------    -----------------------

Net Increase (Decrease) in Cash                                    (13,408)                     (6,213)                    15,232

Cash at Beginning of Period                                         28,640                       8,000                       -
                                                     -----------------------    ------------------------    -----------------------

Cash at End of Period                             $                 15,232                       1,787   $                 15,232
                                                     =======================    ========================    =======================

                                       7
                See accompanying notes to financial statements.

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)


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

For further information, refer to the audited financial statements and footnotes for the year ended June 30, 2002 included in the Company's Form SB-2.

Note 2   Notes Payable

The Company executed three unsecured promissory notes with one lender for $5,000 on May 18, 2001, $5,000 on June 28, 2001, and $2,520 on March 1, 2002 and with another lender for $5,000 on November 28, 2001. The notes have a term of two years but all unpaid principal and interest shall be due and payable upon demand 365 days after the issuance date. The notes bear interest at 14% with a default penalty within 5 days of the due date of 5% of the amount due. At December 31, 2002, notes payable totaled $17,520 and the related accrued interest payable totaled $4,750.

Note 3   Commitments

In August 2001, the Company entered into a one-year office lease at approximately $143 per month. Rent expense for the quarter ended December 31, 2002 was $429. Beginning in October 2002, the Company began paying $148 per month on a month-to-month basis.

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

Note 5   Going Concern

As reflected in the accompanying financial statements for the six months ended December 31, 2002, the Company has a net loss of $16,481, a deficit accumulated during development stage of $44,848 at December 31, 2002; cash used in operations since inception of $33,721, a working capital deficiency of $8,875 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                    Certification Of Chief Executive Officer

I,  David Bullard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Healthcare Financial Services, Inc;

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