Form 10QSB/A
period 2002-12-31
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2003-09-16
CIK 1159061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2002

                          Commission File No. 000-49624


                  NATIONAL HEALTHCARE FINANCIAL SERVICES, INC.
              (Exact name of small business issuer in its charter)

         FLORIDA                                   65-1099348
- ---------------------------------            ---------------------
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



                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                              Financial Statements
                                December 31, 2002
                                   (Unaudited)


                                    Contents

                                                                    Page(s)
                                                                  -------------
Balance Sheet                                                           1

Statements of Operations                                                2

Statements of Cash Flows                                                3

Notes to Financial Statements                                           4 - 5

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)


                                     Assets

                                                                                   (Restated Note 7)
                                                                                 ----------------------
Assets
Cash                                                                            $                15,232
                                                                                 ----------------------


Total Current Assets                                                            $                15,232
                                                                                 ======================


                    Liabilities and Stockholders' Deficiency

Liabilities
Accounts payable                                                                $                 6,837
Accrued interest payable                                                                          4,750
Notes payable                                                                                    17,520
                                                                                  ----------------------

Total Current Liabilities                                                                        29,107
                                                                                  ----------------------

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                                                        -
Common stock, $0.0001 par value, 80,000,000 shares authorized,
   55,890 shares issued and outstanding                                                               6
Additional paid-in capital                                                                       35,967
Deficit accumulated during development stage                                                    (49,848)
                                                                                  ----------------------

Total Stockholders' Deficiency                                                                  (13,875)
                                                                                  ----------------------

Total Liabilities and Stockholders' Deficiency                                  $                15,232
                                                                                  ======================

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                           Three Months Ended    Three Months Ended    Six Months Ended     Six Months Ended                 From
                                                                                                                        May 3, 2001
                                                                                                                      (Inception) to
                           December 31, 2002     December 31, 2001      December 31, 2002   December 31, 2001     December 31, 2002
                       -----------------------   -------------------    ------------------  -----------------    -------------------
                           (Restated Note 7)                            (Restated Note 7)                         (Restated Note 7)
                      ------------------------                          ------------------                       -------------------
Operating Expenses
Compensation                 $        -          $     4,215            $       -           $      4,215          $      4,215
Consulting                        8,500                    -                8,500                      -                 8,500
Director fees                         -                  175                    -                    175                   175
General and administrative            -                  383                    -                    383                 1,915
Professional fees                   334                3,964               10,370                 10,189                28,576
Rent                                445                  286                  875                    842                 2,717
Taxes                               500                    -                  500                      -                   500
                       ----------------------     ------------------     -----------------     ----------------   ------------------
Total Operating Expenses          9,779                9,023               20,245                 15,804                46,598
                       ----------------------     ------------------     -----------------     ----------------   ------------------

Loss from Operations             (9,779)              (9,023)             (20,245)               (15,804)              (46,598)

Other Expense
Interest expense                    618                  416                1,236                    769                 3,250
                      -----------------------     ------------------     ----------------     -----------------    -----------------

Net Loss                   $    (10,397)         $    (9,439)             $(21,481)           $  (16,573)          $   (49,848)
                      =======================     ==================     ================     =================    =================

Net loss per share -
basic and diluted          $      (0.19)         $     (0.18)            $  (0.38)             $   (0.41)          $     (1.06)
                      =======================     ==================     ================     =================   ==================

Weighted average number of shares
   outstanding during the period
   - basic and diluted           55,890               51,490               55,890                  40,495                47,139
                       =====================      ==================     ================     =================   ==================

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended           Six Months Ended            From May 3, 2001
                                                                                                                (Inception) to
                                                       December 31, 2002           December 31, 2001          December 31, 2002
                                                     -----------------------    ------------------------    -----------------------
                                                       (Restated Note 7)                                      (Restated Note 7)
                                                     -----------------------                                -----------------------
Cash Flows from Operating Activities
Net loss                                          $                (21,481)  $                 (16,573)  $                (49,848)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Stock based compensation, director fees and
  legal fees                                                          -                           -                         4,540
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable                                                     6,837                        -                         6,837
Accrued interest payable                                             1,236                         769                      4,750
                                                     -----------------------    ------------------------    -----------------------
Net Cash Used in Operating Activities                              (13,408)                    (15,804)                   (33,721)
                                                     -----------------------    ------------------------    -----------------------

Cash Flows from Financing Activities
Proceeds from notes payable                                           -                          5,000                     17,520
Proceeds from sale of common stock                                    -                          4,591                     31,433
                                                     -----------------------    ------------------------    -----------------------
Net Cash Provided by Financing Activities                             -                          9,591                     48,953
                                                     -----------------------    ------------------------    -----------------------

Net Increase (Decrease) in Cash                                    (13,408)                     (6,213)                    15,232

Cash at Beginning of Period                                         28,640                       8,000                       -
                                                     -----------------------    ------------------------    -----------------------

Cash at End of Period                             $                 15,232   $                   1,787   $                 15,232
                                                     =======================    ========================    =======================


                 See accompanying notes to financial statements

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

Note 4   Consulting Agreement

In October 2002, the Company entered into a one year financial consulting agreement with an unrelated party to provide financial consulting services. Under the terms of the agreement, the Company will pay a $3,500 retainer and $2,500 per month over the term of the agreement. At December 31, 2002, the Company had paid the $3,500 retainer, accrued $5,000 and charged $8,500 to operations in connection with this financial consulting agreement (See Note 7 for restatement).

Note 5   Stockholders' Deficiency

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

Note 6   Going Concern

As reflected in the accompanying financial statements for the six months ended December 31, 2002, the Company has a net loss of $21,481, a deficit accumulated during development stage of $49,848 at December 31, 2002; cash used in operations since inception of $33,721, a working capital deficiency of $13,875 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 7   Restatement

Subsequent to the issuance of the Company's December 31, 2002 financial statements, management became aware that those financial statements did not include $5,000 of accounts payable pursuant to an October 2002 financial consulting agreement (See Note 4). The inclusion of this item in the revised financial statements has the effect of increasing current liabilities by $5,000 and increasing net loss by $5,000. Net loss per share, basic and diluted increased to $0.19, $0.38 and $1.06 from $0.10, $0.29 and $0.95 for the three and six months ended December 31, 2002 and for the period from May 3, 2001 (inception) to December 31, 2002, respectively.


                  PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1     Certification by CEO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002.

31.2     Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002.

32.1     Certification by CEO pursuant to Section 906 of Sarbanes-Oxley Act of
         2002.

32.2     Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of
         2002.

(b) Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL HEALTHCARE FINANCIAL
                                    SERVICES, INC.



 September 15, 2003           By:   s/  David Bullard
                                   ---------------------------------------
                                   David Bullard, President (Principal
                                   Executive Officer)


                               By: s/ Robert Dwyer
                                   ---------------------------------------
                                   Robert Dwyer, (Principal
                                   Financial Officer)