Form 10QSB
period 2003-03-31
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2003-09-23
CIK 1159061

National Healthcare Financial Services, Inc.
                          (A Development Stage Company)

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                          Commission File No. 000-49624


                  NATIONAL HEALTHCARE FINANCIAL SERVICES, INC.
              (Exact name of small business issuer in its charter)

            FLORIDA                                    65-1099348
---------------------------------                 -----------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
0f incorporation or organization)



            2754 W. Atlantic Blvd., Suite 4, Pompano Beach, FL 33069
                    (Address of principal executive offices)
                                 (954) 343-4970
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 65,890 shares as of June 30, 2003.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of March 31, 2003, based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                  PART II - OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES

Use of proceeds from initial public offering.

     A post effective amendment to the Registrant's Statement on Form SB-2 (Commission File No. 333-72976), became effective on March 20, 2003.

     The Company commenced an offering of 250,000 shares of it's common stock for $5.25 per share in a self underwritten offering on March 25, 2003. No shares were sold in the quarter ending March 31, 2003. The offering continued until July 2003. The Registrant filed a post effective amendment to deregister 240,000 shares on August 27,2003.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

99.1  Certification by CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.2  Certification by CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.3  Certification by CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.4  Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL HEALTHCARE FINANCIAL
                                    SERVICES, INC.



September 22, 2003             By:   s/  David Bullard
                                   ---------------------------------------
                                   David Bullard, President (Principal
                                   Executive Officer)


                               By: s/ Robert Dwyer
                                   ---------------------------------------
                                   Robert Dwyer, (Principal
                                   Financial Officer)

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                 March 31, 2003
                                   (Unaudited)








                                    Contents


                                                                    Page(s)
                                                                  -----------
Balance Sheet                                                          5

Statements of Operations                                               6

Statements of Cash Flows                                               7

Notes to Financial Statements                                          8 - 9

                  National Healthcare Financial Services, Inc.
                     (A Development Stage Company)
                                 Balance Sheet
                                 March 31, 2003
                                   (Unaudited)



                                     ASSETS


Current Assets

    Cash                                                        $       13,904
                                                                  --------------
Total Current Assets                                                    13,904
                                                                  --------------
Total Assets                                                    $       13,904
                                                                   =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

    Accounts payable                                            $       16,176

    Accrued expense                                                      3,855

    Notes payable                                                       17,520
                                                                  --------------
Total Current Liabilities                                               37,551
                                                                  --------------
Stockholders' Deficiency

    Preferred stock, $0.0001 par value, 20,000,000 shares
       authorized, none issued and outstanding                              -
    Common stock. $0.0001 par value, 80,000,000 shares
       authorized, 55,890 issued and outstanding                            6
    Additional paid-in capital                                         35,967
    Deficit accumulated during development stage                      (59,620)
                                                                  --------------
Total Stockholders' Deficiency                                        (23,647)
                                                                  --------------
Total Liabilities and Stockholders' Deficiency                   $     13,904
                                                                   =============

See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months                   Nine Months               From May 3, 2001
                                                          Ended March 31,                Ended March 31,             (Inception) to
                                                      2003              2002          2003               2002         March 31, 2003

Operating Expenses

     Compensation                                   $      -            $     -      $        -         $     50        $   4,215
     Consulting                                        7,500                  -          16,000                 -          16,000
     Director fees                                         -                  -               -               175             175
     General and administration                          283              1,381             283             1,765           2,197
     Professional fees                                   940                608          11,310            14,680          29,515
     Rent                                                445                429           1,320             1,415           3,163
     Taxes                                                 -                  -             500                 -             500
                                                  ----------------   -----------   -------------  ----------------      ------------
Total Operating Expenses                               9,168              2,418          29,413            18,085          55,765
                                                  ----------------   -----------   -------------  ----------------      ------------
Loss from Operations                                  (9,168)            (2,418)        (29,413)          (18,085)        (55,765)
                                                  ----------------   -----------   -------------  ----------------      ------------
Other Expenses

     Interest expense                                    605                 59           1,841             1,287           3,855
                                                   ---------------   -----------   ------------   ----------------      ------------
Total Other Expense, net                                 605                 59           1,841             1,287           3,855
                                                   ---------------   -----------   -------------   ---------------      ------------
Net Loss                                             $(9,773)           $(2,477)     $  (31,254)        $ (19,372)      $(59,620)
                                                   ===============   ===========   =============    ===============      ===========

Net Loss Per Share - Basic and Diluted               $ (0.17)           $ (0.07)     $    (0.56)        $   (0.61)      $  (1.23)
                                                   ===============   ===========   =============     ===============      ==========

Weighted average number of shares outstanding
     during the year - basic and diluted               55,890             35,171          55,890            31,529         48,276
                                                   ===============    ==========   ==============    ===============      ==========

See accompanying notes to financial statements
                                       6

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine Months             From May 3, 2001
                                                                          Ended March 31,           (Inception) to
                                                                      2003            2002          March 31, 2003

Cash Flows from Operating Activities:
    Net loss                                                    $     (31,254)  $   (19,372)       $  (59,620)
    Adjustment to reconcile net loss to net cash used in
       operating activities:
       Stock based compensation, director fees, and legal fees             -            375             4,539
    Changes in operating assets and liabilities:
       Increase in:
          Accounts payable                                             16,176              -           16,176
          Accrued expenses                                                342          1,287            3,855
                                                                ---------------- -----------        -----------
Net Cash Used in Operating Activities                                 (14,736)       (17,710)         (35,050)
                                                                ---------------- -----------        -----------
Cash Flows from Financing Activities:
    Proceeds from loans                                                     -          7,520           17,520
    Proceeds from sale of common stock                                      -         27,308           31,434
                                                                ---------------- -----------         ----------
Net Cash Provided by Financing Activities                                   -         34,828           48,954
                                                                ---------------- -----------         ----------
Net Increase (Decrease) in Cash and Cash Equivalents                  (14,736)        17,118           13,904

Cash and Cash Equivalents at Beginning of Period                       28,640          8,000                -
                                                                ---------------- -----------         ----------
Cash and Cash Equivalents at End of Period                      $      13,904   $     25,118       $   13,904
                                                                  ============  ==============      ===========

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

For further information, refer to the audited financial statements and footnotes from May 3, 2001 (inception) to June 30, 2002 included in the Company's Form SB-2, as amended.

Note 2   Notes Payable

The Company executed three unsecured promissory notes with one lender for $5,000 on May 18, 2001, $5,000 on June 28, 2001, and $2,520 on March 1, 2002 and with another lender for $5,000 on November 28, 2001. The notes have a term of two years but all unpaid principal and interest shall be due and payable upon demand 365 days after the issuance date. The notes bear interest at 14% with a default penalty within 5 days of the due date of 5% of the amount due. At March 31, 2003, notes payable totaled $17,520 and the related accrued interest payable totaled $3,855. (See Note 7(ii)).

Note 3   Commitments

In August 2001, the Company entered into a one-year office lease at approximately $143 per month. Rent expense for the nine months ended March 31, 2003 was $1,320. Beginning in October 2002, the Company began paying $148 per month on a month-to-month basis.

Note 4   Consulting Agreement

On October 1, 2002, the Company entered into a one year financial consulting agreement with an unrelated party to provide financial consulting services. Under the terms of the agreement, the Company will pay $3,500 for October 2002 services and $2,500 per month for the period November 1, 2002 through September 1, 2003. At March 31, 2003, the Company had paid $3,500 accrued $12,500 and charged $16,000 to operations in connection with this financial consulting agreement.

Note 5   Equity

The Company issued 16,660 common shares to its founders for services at inception. The stock was valued at the planned private placement price of $0.25 per share for total compensation expense of $4,165.

Pursuant to SFAS 128, the weighted average shares used to compute the net loss per share does not include 16,660 common shares subscribed and included in the 55,890 shares reflected as outstanding on the balance sheet at March 31, 2003.

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

Note 6   Going Concern

As reflected in the accompanying financial statements for the nine months ended March 31, 2003, the Company has a net loss of $31,254, and net cash used in operations of $14,736; a working capital deficiency of $23,647, a deficit accumulated during development stage of $59,620 and a stockholders' deficiency of $23,647 at March 31, 2003 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 7   Subsequent Events

(i)      Stock  Issuances

          During the three months ended June 30, 2003, under a Regulation D private placement offering, the Company issued 10,000 shares of its common stock to various parties at $5.25 per share for total consideration of $52,500.

(ii)     Notes Payable

          During April and May 2003, the Company repaid $17,520, representing the entire balance of principal and $4,100 representing the entire balance of accrued interest on all outstanding promissory notes. (See
          Note 2)