Form 10KSB
period 2003-06-30
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2003-09-26
CIK 1159061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 2003

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

                    Common Stock, $0.0001 par value per share


Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 2003 were $0.

The number of shares outstanding of the issuer's common stock as of September 23, 2003 was 3,294,500 shares.

The market value of the voting and non-voting common equity held by non-affiliates computed on the basis of the price at which such shares were sold was $52,500 on September 23, 2003.

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

     We have 27 record holders of our common stock.

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Part III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

Our directors and executive officers are:

     Name                 Age    Position

David Bullard             35     President and Chief Executive Officer, promoter

Robert Dwyer              48     Vice President and Chief Financial Officer

Edward L. Reid II M.D.    68     Chairman and Director

John W. Hemmer            75     Director

Robert Wilson             50     Director and Secretary, promoter


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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely on its review of Forms 3, 4 and 5 received by the company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the company believes that, during the fiscal year ended June 30, 2003, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

Promoters

     We were founded in May 2001. Robert Wilson and David Bullard were instrumental in our organization and may be considered promoters of our company. As consideration for their services in connection with our organization, such promoters received 16,660 shares of our common stock.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 23, 2003, the beneficial ownership of our 3,294,500 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group and the percentage owned as of such date.

                                Number of
Name and Addresses(1)           Shares               Percent Beneficially Owned

David Bullard                   50,000                       *
Robert Dwyer                    10,000                       *
Edward L. Reid II M.D.          25,000                       *
John W. Hemmer                  10,000                       *
Robert Wilson                  503,000                       15.2%
Roger Katen                    274,500                        8.3%

All directors and officers
    as a group (5 persons)     598,000                       18.2%

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

6(a) Lease Agreement - Incorporated by Reference to Exhibit 6(a) to Registrant's registration statement on Form SB-2 (file no. 333-72976

99.1                Certification   by   CEO   pursuant   to   Section   302  of
                    Sarbanes-Oxley Act of 2002

99.2                Certification   by   CFO   pursuant   to   Section   302  of
                    Sarbanes-Oxley Act of 2002

99.3                Certification   by   CEO   pursuant   to   Section   906  of
                    Sarbanes-Oxley Act of 2002.

99.4                Certification   by   CFO   pursuant   to   Section   906  of
                    Sarbanes-Oxley Act of 2002.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of June 30, 2003, based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL HEALTHCARE FINANCIAL
                                 SERVICES, INC.



                               By: s/David Bullard
                      President/principal executive officer


                               By: s/Robert Dwyer
                       Vice President/principal financial officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date

s/David Bullard           President/principal                September 26, 2003
David Bullard             executive officer

s/Robert Dwyer          Vice President/principal              September 26, 2003
Robert Dwyer              financial officer

s/Edward L. Reid II M.D.  Chairman and Director              September 26, 2003
Edward L. Reid II M.D.

s/John W. Hemmer          Director                           September 26, 2003
John W. Hemmer

s/Robert Wilson           Director                           September 23, 2003
Robert Wilson

Supplemental Information

No annual report for the fiscal year ended June 30, 2003 and no proxy material with respect to any annual or other meeting of shareholders has been sent to Registrant's security holders.

      National Healthcare Financial Services, Inc.
                          (A Development Stage Company)

                              Financial Statements

                             June 30, 2003 and 2002
                                   and for the
                     Period from May 3, 2001 (inception) to
                                  June 30, 2003

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)


                                    Contents


                                                                   Page(s)
                                                                 -----------

Independent Auditors' Report                                         18

Balance Sheet                                                        19

Statements of Operations                                             20

Statements of Changes in Stockholders' Equity                        21

Statements of Cash Flows                                             22 - 23

Notes to Financial Statements                                        24 - 29

                          Independent Auditors' Report

To the Board of Directors of:
   National Healthcare Financial Services, Inc.
   (A Development Stage Company)


We have audited the accompanying balance sheet of National Healthcare Financial Services, Inc. (a Development Stage Company) as of June 30, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2003 and 2002 and for the period from May 3, 2001 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of National Healthcare Financial Services, Inc. (a Development Stage Company) as of June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 and for the period from May 3, 2001 (inception) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 in the accompanying financial statements, the Company has a net loss for the year ended June 30, 2003 of $35,626; a deficit accumulated during the development stage of $64,316 and net cash used in operations of $41,608 at June 30, 2003, and is a development stage company with no revenues. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
September 9, 2003

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 June 30, 2003

                                     Assets

Assets
     Cash                                                       $        22,012
     Other receivables                                                   49,307
                                                                ----------------
Total Current Assets                                            $        71,319
                                                                ================

                          Liabilities and Stockholder's Equity

Liabilities
     Accounts payable and accrued expenses                     $          2,500
     Other payables                                                      44,339
                                                                ----------------
Total Current Liabilities                                                46,839
                                                                ----------------

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
     none issued and outstanding                                              -
Common stock, $0.0001 par value, 80,000,000 shares authorized,
     2,794,500 shares issued and outstanding                                280
Common stock issuable (500,000 shares)                                       50
Additional Paid-in Capital                                               88,466
Deficit accumulated during development stage                            (64,316)
                                                                ----------------

Total Stockholders' Equity                                               24,480
                                                                ----------------
Total Liabilities and Stockholders' Equity                      $        71,319
                                                                ================

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                From May 3, 2001
                                                     Year Ended June 30,        (Inception) to
                                                  2003              2002        June 30, 2003

Operating Expenses
      Compensation                             $        -       $        50     $    4,215
      Consulting                                   23,500                 -         23,500
      Director fees                                     -               175            175
      General and administrative                      533             1,915          2,448
      Professional fees                            12,310            16,205         30,515
      Taxes                                           400                              400
      Rent                                          1,765             1,843          3,608
                                               -------------    ------------    -------------
Total Operating Expenses                           38,508            20,188         64,861
                                               -------------    ------------    -------------
Loss from Operations                              (38,508)          (20,188)       (64,861)
                                               -------------    ------------    -------------
Other Income (Expense)
      Other Income                                 49,307                 -         49,307
      Other Expense                               (44,339)                -        (44,339)
      Interest expense                             (2,086)           (1,928)        (4,100)
                                               -------------    -------------   --------------

Total Other Income (Expense)                        2,882            (1,928)           868
                                               -------------    -------------   --------------
Net Loss                                       $  (35,626)      $   (22,116)    $  (63,993)
                                               =============    ==============  ==============
Net Loss per Share - Basic and
      Diluted                                 $     (0.01)      $     (0.01)    $    (0.03)
                                               =============    ==============  ==============
Weighted Average Number of Shares
      Outstanding During the Period -
      Basic and Diluted                          2,826,034         2,361,851      2,472,653
                                               =============    ==============  ==============

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                                                        Additional      Deficit Accumulated
                                          Common Stock          Common Stock Issuable   Paid-in         During Development
                                        Shares  Amount          Shares    Amount        Capital           Stage               Total

Common stock issued for services
    to founders                         16,660  $   2           $   -   $     -         $   4,163       $    -          $    4,165

Net loss from May 3, 2001 (inception)
    to June 30, 2001                         -      -               -         -               -           (6,251)           (6,251)
                                        ------- ------          -------  -------        ----------      ----------      ------------
Balance, June 30, 2001                  16,660      2               -         -             4,163         (6,251)           (2,086)

Common stock issued for cash            37,730      4               -         -            31,429              -            31,433

Common stock issued for services         1,500      -               -         -               375              -               375

Net Loss, 2002                               -      -               -         -                 -        (22,116)          (22,116)
                                        ------- ------          -------- -------        -----------     -----------     ------------
Balance, June 30, 2002                  55,890      6               -         -            35,967        (28,367)            7,606

Common stock issued for cash                 -      -             10,000      1            52,499              -            52,500

Issuance of stock dividend           2,738,610    274            490,000     49                 -           (323)                -

Net loss, 2003                              -       -               -         -                 -        (35,626)          (35,626)
                                        ------- ------          --------  ------        ----------      -----------     ------------
Balance, June 30, 2003               2,794,500  $ 280           $500,000  $  50         $  88,466       $(64,316)       $   24,480
                                    =========== =======         ========  ======         ==========     ===========     ============

                 See accompanying notes to financial statements
                                       21

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                From May 3, 2001
                                                                                               (Inception) to
                                                                      2003            2002      June 30, 2003

Cash Flows from Operating Activities:

    Net Loss                                                    $    (35,626)   $   (22,116)    $      (63,993)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Stock based compensation                                           -          375              4,540
          Changes in operating assets and liabilities:
          (Increase) decrease in:
             Other receivable                                          (49,307)           -            (49,307)
          Increase (decrease) in:
             Accounts payable                                            2,500            -              2,500
             Accrued interest payable                                   (3,514)           -                  -
             Other payable                                              44,339        3,428             44,339
                                                                --------------- -------------   ---------------
Net Cash Used in Operating Activities                                  (41,608)     (18,313)           (61,921)
                                                                --------------- -------------   ---------------

Cash Flows from Financing Activities:
    Proceeds from note payable - Bank                                        -        7,520             17,520
    Repayment of note payable - Bank                                   (17,520)           -            (17,520)
    Proceeds from issuance of common stock issued and issuable          52,500       31,433             83,933
                                                                --------------- -------------   ---------------
Net Cash Provided by Financing Activities                               34,980       38,953             83,933
                                                                --------------- -------------   ---------------

Net Increase (Decrease) in Cash                                         (6,628)      20,640             22,012

Cash at Beginning of Period                                             28,640        8,000                  -
                                                                --------------- -------------   ---------------

Cash at End of Period                                           $       22,012  $    28,640     $       22,012
                                                                ==============  ==============  ================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Cash Paid for:
    Interest                                                    $        4,100  $        -      $        4,100
                                                                =============== ==============  =================
    Taxes                                                       $            -  $        -      $            -
                                                                =============== ==============  =================

On September 17, 2003, the Company declared a stock dividend totaling 3,228,610 shares at par value totaling $323. (See Note 9)

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003



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

(E) Net Loss Per Common Share

     Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Loss per share for 2003 and 2002 reflects retroactive application of a 50 for 1 stock split effected in the form of a large stock dividend (see Note 9). At June 30, 2003, there were no common stock equivalents outstanding which may dilute future earnings per share.

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

(G) New Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

Note 2   Other receivable and payable

In June 2003, the Company entered into a one-time transaction with an unrelated third party whereby certain equipment was bought and immediately resold for a profit. The equipment was purchased for $44,339 and sold for $49,307. Both the receivable and payable were received and paid in full in July 2003.

Note 3   Notes Payable

The Company executed three unsecured promissory notes with one lender for $5,000 on May 18, 2001, $5,000 on June 28, 2001, and $2,520 on March 1, 2002 and with another lender for $5,000 on November 28, 2001. The notes had a term of two years but all unpaid principal and interest is due and payable upon demand 365 days after the issuance date. The notes bear interest at 14% with a default penalty within 5 days of the due date of 5% of the amount due. During April and May 2003, the Company repaid $17,520, representing the entire balance of the principal due and $4,100 representing the entire balance of the accrued interest due on all outstanding promissory notes.

Note 4   Commitments

In August 2001, the Company entered into a one-year office lease at approximately $143 per month. Beginning in October 2002, the Company began paying $148 per month on a month-to-month basis. Rent expense for the years ended June 30, 2003 and 2002 and for the period from May 3, 2001 (inception) to June 30, 2003 was $1,765, $1,843, and $3,608, respectively.

Note 5   Consulting Agreement

On October 1, 2002, the Company entered into a one year financial consulting agreement with an unrelated party to provide financial consulting services. Under the terms of the agreement, the Company will pay $3,500 for October 2002 services and $2,500 per month for the period November 1, 2002 through September 1, 2003. At June 30, 2003, the Company had paid $21,000, accrued $2,500 and charged $23,500 to operations in connection with this financial consulting agreement. The $2,500 accrued at June 30, 2003 was paid in full in July 2003.

Note 6   Equity

The Company issued 16,660 common shares to its founders for services at inception. The stock was valued at the planned private placement price of $0.25 per share for total compensation expense of $4,165.

In August 2001, under a Regulation D private placement offering, the Company issued 33,330 common shares at $0.25 per share having a fair value of $8,333. In addition, the Company issued 700 common shares to two directors, 200 shares to the vice-president for services rendered and 600 common shares for legal services. The shares issued for these services were valued at the contemporaneous cash-offering price of $0.25 per share resulting in a director fees expense of $175, compensation expense of $50 and legal expense of $150.

In March 2002, the Company issued 4,400 common shares at $5.25 per share having a fair value of $23,100.

During the year ended June 30, 2003, under the Regulation D private placement offering, the Company issued 10,000 shares of its common stock to various parties at $5.25 per share for total consideration of $52,500. As of June 30, 2003, the shares remained unissued and are classified as common stock issuable. Pursuant to SFAS 128, the weighted average shares used to compute the net loss per share includes both issued and issuable shares.

On September 17, 2003, the Company effected a 50:1 stock split in the form of a stock dividend and accordingly issued 3,228,610 additional common shares. (See notes 1(E) and 9)

Note 7   Income Taxes

There was no income tax expense for the years ended June 30, 2003 and June 30, 2002 due to the Company's net losses.

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended June 30, 2003 and June 30, 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                          2003            2002
                                                        -------------  ---------
Computed "expected" tax expense (benefit)               $  (12,113)    $ (7,519)
Stock Based Compensation                                         -           128
Change in valuation allowance                                12,113        5,975
Re-characterization of prior year temporary difference            -        1,416
                                                        ------------    --------
                                                        $         -     $      -
                                                        =============   ========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2003 and 2002 are as follows:

                                                  2003              2002
                                                ------------      -----------

Deferred tax assets:
Net operating loss carryforward                 $     20,214     $      8,101
                                                ------------      -----------
Total gross deferred tax assets                       20,214            8,101
Less valuation allowance                             (20,214)          (8,101)
                                                ------------      -----------
Net deferred tax assets                         $        -        $       -
                                                ============      ===========

The Company has a net operating loss carryforward of approximately $59,452 available to offset future taxable income through 2023.

The valuation allowance at June 30, 2002 was $8,101. The net change in valuation allowance during the year ended June 30, 2003 was an increase of $12,113.

Note 8   Going Concern

As reflected in the accompanying financial statements for the year ended June 30, 2003, the Company has a net loss for the year ended June 30, 2003 of $35,626; a deficit accumulated during the development stage of $64,316 and net cash used in operations of $41,608 at June 30, 2003 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 9 Subsequent Events

On September 17, 2003, the Company declared a stock divided in the form of a 50 for 1 forward stock split totaling 3,228,610 shares. Accordingly, the Company charged its deficit accumulated during the development stage, and recorded the additional shares to common stock and common stock issuable for the stock dividend at par value (see Notes 1(E) and 6).