Form 10QSB
period 2003-09-30
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2004-07-30
CIK 1159061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 2003

                          Commission File No. 000-49624


                  NATIONAL HEALTHCARE FINANCIAL SERVICES, INC.
              (Exact name of small business issuer in its charter)

                 FLORIDA                                  65-1099348
    ---------------------------------         ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,294,500 shares as of July 12, 2004

Transitional Small Business Format:   No
                                     ----

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     Our primary focus over the course of the next 12 months will be concentrated on building a portfolio of receivables. We have expanded the scope of the receivables which we will consider purchasing to include receivables purchased from attorneys which are collateralized by proceeds from favorable outcome of various lawsuits. We may purchase other types of receivables if management believes that to be in the Company's best interests.

     We will seek to finance the purchase of such receivables through the issuance of our debt securities with a maturity matching the receivables being purchased with the objective of profiting by the difference between the yield on our purchased receivables and the cost of financing such purchases. We acquired our first receivable in December 2003 in such manner. Since we do not have substantial capital reserves with which to purchase receivables we anticipate that new purchases of receivables will require a corresponding issuance of our debt securities.

     We are continuing to operate with a low overhead in order to stretch our available capital resources and believe we will be able to meet our cash requirements for the next twelve months. Nevertheless our independent accountants have expressed doubt in their report on last year's financial statements that there is doubt as to our ability to continue as a going concern.

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

                  PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

          31.1  Rule 13a - 14 (a)/15d - 14 (a) Certification by CEO
          31.2  Rule 13a - 14 (a)/15d - 14 (a) Certification by CFO
          32.2  Section 1350 Certification of CEO
          32.2  Section 1350 Certification by CFO

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

                                    NATIONAL HEALTHCARE FINANCIAL
                                    SERVICES, INC.

         July 15, 2004             By:   s/  David Bullard
                                   ---------------------------------------
                                   David Bullard, President (Principal
                                   Executive Officer)


                                   By: s/ Robert Dwyer
                                   ---------------------------------------
                                   Robert Dwyer, (Principal
                                   Financial Officer)

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)

                              Financial Statements

                               September 30, 2003
                                   (Unaudited)

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)


                                    CONTENTS

                                                                        Page(s)
                                                                        -------
Balance Sheet                                                               1

Statements of Operations                                                    2

Statements of Cash Flows                                                    3

Notes to Financial Statements                                             4-5

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
                               September 30, 2003
                               ------------------
                                  (Unaudited)

                                      ASSETS

CURRENT ASSETS
Cash                                                              $ 15,064
                                                                  --------
TOTAL CURRENT ASSETS                                              $ 15,064
                                                                  ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                  $ 10,818
                                                                  --------
TOTAL CURRENT LIABILITIES                                           10,818
                                                                  --------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
     none issued and outstanding                                        --
Common stock, $0.0001 par value, 80,000,000 shares authorized
     3,294,500 shares issued and outstanding                           330
Additional paid-in capital                                          88,466
Deficit accumulated during the development stage                   (84,550)
                                                                  --------
TOTAL STOCKHOLDERS' DEFICIENCY                                       4,246
                                                                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $ 15,064
                                                                  ========

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                               ------------------
                                   (Unaudited)


                                                                                                  From May 3, 2001
                                                           3 Months Ended                    (Inception of Development
                                                September 30, 2003    September 30, 2002    Stage) to September 30, 2003
                                                -------------------  --------------------  -----------------------------
REVENUES
Commissions                                             985                           --                          985
                                                -----------                  -----------                  -----------
TOTAL REVENUES                                  $       985                           $-                  $       985
                                                -----------                  -----------                  -----------
OPERATING EXPENSES
Consulting                                           13,000                           --                       36,500
Professional fees                                     7,774                        8,537                       38,289
Compensation                                             --                           --                        4,390
Licenses + Permits                                       --                           --                        2,367
Bank fees                                                --                           --                           80
Rent                                                    445                          429                        4,054
State Taxes                                              --                           --                          400
                                                -----------                  -----------                  -----------
TOTAL OPERATING EXPENSES                             21,219                        8,966                       86,080
                                                -----------                  -----------                  -----------

Loss from Operations                                (20,234)                      (8,966)                     (85,095)
                                                -----------                  -----------                  -----------
OTHER INCOME(EXPENSE)
Interest expense                                         --                         (618)                      (4,100)
Other Income                                             --                           --                       49,307
Other Expense                                            --                           --                      (44,339)
                                                -----------                  -----------                  -----------
TOTAL OTHER INCOME(EXPENSE)                              --                         (618)                         868
                                                -----------                  -----------                  -----------

NET LOSS                                        $   (20,234)                 $    (9,584)                 $   (84,227)
                                                ===========                  ===========                  ===========
Net Loss Per Share - Basic and Diluted          $     (0.01)                 $     (0.00)                 $     (0.03)
                                                ===========                  ===========                  ===========
Weighted average number of shares outstanding
     during the year - basic and diluted          3,294,500                    2,794,500                    2,558,966
                                                ===========                  ===========                  ===========

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            -------------------------
                                   (Unaudited)

                                                                                                      FROM MAY 3, 2001
                                                                    3 Months Ended                (Inception of Development
                                                        September 2003          September 2002   Stage) to September 30, 2003
                                                        ------------------  -------------------  ----------------------------
Cash Flows from Operating Activities:
Net loss                                                $(20,234)                 $ (9,584)                 $(84,227)
Adjustments to reconcile net loss to net cash
      used in operating activities:
         Stock based compensation                             --                        --                     4,540
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivable                                          49,307                        --                        --
Increase (decrease) in:
Accounts payable                                         (36,021)                      337                    10,818
Accrued interest payable                                      --                       618                        --
                                                        --------                  --------                  --------
NET CASH USED IN OPERATING ACTIVITIES                     (6,948)                   (8,629)                  (68,869)
                                                        --------                  --------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Porceeds from capital stock issuances                         --                        --                    83,933
Proceeds from note payable - bank                                                                             17,520
Repayment of note payable - bank                                                                             (17,520)
                                                        --------                  --------                  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     --                        --                    83,933
                                                        --------                  --------                  --------
Net Increase (Decrease) in Cash                         $ (6,948)                 $ (8,629)                 $ 15,064

Cash and cash equivalents at Beginning of Period          22,012                    28,640                        --
                                                        --------                  --------                  --------

CASH AT END OF PERIOD                                   $ 15,064                  $ 20,011                  $ 15,064
                                                        ========                  ========                  ========


                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003
                               ------------------
                                   (Unaudited)

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

For further information, refer to the audited financial statements and footnotes from May 3, 2001 (inception) to June 30, 2003 included in the Company's Form 10-KSB, as amended.

NOTE 2   OTHER RECEIVABLE AND PAYABLE

In June 2003, the Company entered into a one-time transaction with an unrelated third party whereby certain equipment was bought and immediately resold for a profit. The equipment was purchased for $44,339 and sold for $49,307. Both the receivable and payable were received and paid in full in July 2003. Commissions of $985 were earned during the quarter end September 30, 2003 for arranging the transactions.

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

NOTE 5   CONSULTING AGREEMENT

On October 1, 2002, the Company entered into a one year financial consulting agreement with an unrelated party to provide financial consulting services. Under the terms of the agreement, the Company will pay $3,500 for October 2002 services and $2,500 per month for the period November 1, 2002 through September 1, 2003. The contract expired in September 2003 and was not renewed.

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003
                               ------------------
                                   (Unaudited)

NOTE 6   EQUITY

The Company issued 16,660 common shares to its founders for services at inception. The stock was valued at the planned private placement price of $0.25 per share for total compensation expense of $4,165.

In August 2001, the Company issued 33,330 common shares at $0.25 per share having a fair value of $8,333. In addition, the Company issued 700 common shares to two directors, 200 shares to the vice-president for services rendered and 600 common shares for legal services. The shares issued for these services were valued at the contemporaneous cash-offering price of $0.25 per share resulting in a director fees expense of $175, compensation expense of $50 and legal expense of $150.

In March 2002, the Company issued 4,400 common shares at $5.25 per share having a fair value of $23,100.

During the year ended June 30, 2003, under a Regulation D private placement offering, the Company issued 10,000 shares of its common stock to various parties at $5.25 per share for total consideration of $52,500. As of June 30, 2003, the shares remained unissued and are classified as common stock issuable. Pursuant to SFAS 128, the weighted average shares used to compute the net loss per share includes both issued and issuable shares.

On September 17, 2003, the Company effected a 50:1 stock split in the form of a stock dividend and accordingly issued 3,228,610 additional common shares and charged $323 to accumulated deficit during the development stage.

NOTE 7   GOING CONCERN

As reflected in the accompanying financial statements for the three months ended September 30, 2003, the Company has a net loss of $20,234, a deficit accumulated during development stage of $84,550 at September 30, 2003; cash used in operations since inception of $68,869 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with potential customers, capital funding sources, and service providers to implement its business plan. Management believes that the actions presently being taken to raise capital, implement its business plan, and generate revenues provide the opportunity for the Company to continue as a going concern.