Form 10QSB
period 2003-12-31
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2004-07-30
CIK 1159061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003

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

                                December 31, 2003
                                   (Unaudited)

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)


                                    CONTENTS

                                                                        Page(s)
                                                                        -------
Balance Sheet                                                               1

Statements of Operations                                                    2

Statements of Cash Flows                                                    3

Notes to Financial Statements                                             4-7

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
                               December 31, 2003
                               -----------------
                                  (Unaudited)




                                      ASSETS

CURRENT ASSETS
Cash                                                                $  9,389
Finance receivables, net                                              12,693
                                                                    --------
TOTAL CURRENT ASSETS                                                $ 22,082
                                                                    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Account payable                                                     $  5,819
Accrued interest                                                          82
Notes payable                                                         12,500
                                                                    --------
TOTAL CURRENT LIABILITIES                                             18,401
                                                                    --------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 20,000,000
     shares authorized none issued and outstanding                        --
Common stock, $0.0001 par value, 80,000,000 shares
     authorized 3,294,500 shares issued and outstanding                  330
Additional paid-in capital                                            88,466
Deficit accumulated during the development stage                     (85,115)
                                                                    --------
TOTAL STOCKHOLDERS' DEFICIENCY                                         3,681
                                                                    --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 22,082
                                                                    ========

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                  (Unaudited)


                                                                                                                  From May 3, 2001
                                                                                                                   (Inception of
                                                                                                                  Development STAGE)
                                                 3 Months Ended                       6 Months Ended               to December 31,
                                      December 31, 2003  December 31, 2002  December 31, 2003  December 31, 2002         2003
                                      -----------------  -----------------  -----------------  -----------------------------------
FINANCING REVENUE
    Interest and fee income           $       192         $        --         $       192         $        --         $       192
    Interest expense                          (82)                 --                 (82)                 --                 (82)
                                      -----------         -----------         -----------         -----------         -----------
NET FINANCING MARGIN                          110                  --                 110                  --                 110
    Provision for credit losses                --                  --                  --                  --                  --
NET FINANCING MARGIN AFTER P
        ROVISION FOR CREDIT LOSSES            110                  --                 110                  --                 110

OTHER REVENUE
    Other income                               --                  --                  --                  --              49,307
    Commissions                                --                  --                 985                  --                 985
                                      -----------         -----------         -----------         -----------         -----------
TOTAL FINANCING MARGIN AND REVENUE            110                  --               1,095                  --              50,402

OTHER EXPENSES
    Consulting                                 --               8,500              13,000               8,500              36,500
    Professional fees                          --                 518               7,774               9,055              38,288
    Compensation                               --                  --                  --                  --               4,390
    Licenses + Permits                        230                  --                 230                  --               2,597
    Other expense                              --                  --                  --                  --              44,339
    Bank fees                                  --                  25                  --                  25                  80
    Rent                                      445                 445                 890                 874               4,500
    State Taxes                                --                 400                  --                 400                 400
                                      -----------         -----------         -----------         -----------         -----------
TOTAL OPERATING EXPENSES                      675               9,888              21,894              18,854             131,094
                                      -----------         -----------         -----------         -----------         -----------

Loss from Operations                         (565)             (9,888)            (20,799)            (18,854)            (80,692)
                                      -----------         -----------         -----------         -----------         -----------
OTHER INCOME(EXPENSE)
    Interest expense                           --                (618)                 --              (1,236)             (4,100)
    Interest income                            --                  --                  --                  --                  --
                                      -----------         -----------         -----------         -----------         -----------
TOTAL OTHER INCOME(EXPENSE)                    --                (618)                 --              (1,236)             (4,100)
                                      -----------         -----------         -----------         -----------         -----------

NET LOSS                              $      (565)        $   (10,506)        $   (20,799)        $   (20,090)        $   (84,792)
                                      ===========         ===========         ===========         ===========         ===========
Net Loss Per Share - Basic
        and Diluted                   $     (0.00)        $     (0.00)        $     (0.01)        $     (0.01)        $     (0.03)
                                      ===========         ===========         ===========         ===========         ===========
Weighted average number of
        shares outstanding during
        the year - basic and diluted    3,294,500           2,356,958           3,294,500           2,356,958           2,628,872
                                      ===========         ===========         ===========         ===========         ===========

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            ------------------------
                                  (Unaudited)



                                                                                                       From May 3, 2001
                                                                  6 Months Ended                 (Inception of Development
                                                         December 2003        December 2002      Stage) to December 31, 2003
                                                        ----------------  --------------------  -----------------------------
Cash Flows from Operating Activities:
Net loss                                                $  (20,799)             $  (20,090)                $  (84,792)
Adjustments to reconcile net loss to net cash
      used in operating activities:
         Stock based compensation                               --                      --                      4,540
         Interest income                                      (192)                     --                       (192)
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables                                           49,307                      --                         --
Increase (decrease) in:
Accounts payable                                             5,819                   5,337                      5,819
Other payable                                              (46,840)                     --                         --
Accrued interest payable                                        82                   1,236                         82
                                                          --------                --------                   --------
NET CASH USED IN OPERATING ACTIVITIES                      (12,623)                (13,517)                   (74,543)
                                                          --------                --------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from capital stock issuances                           --                      --                     83,933
Proceeds from note payable - bank                               --                      --                     17,520
Repayments of note payable - bank                               --                      --                    (17,520)
Loans originated                                           (12,500)                     --                    (12,500)
Loan proceeds                                               12,500                      --                     12,500
                                                          --------                --------                   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       --                      --                     83,933
                                                          --------                --------                   --------

Net Increase (Decrease) in Cash                         $  (12,623)             $  (13,517)                $    9,389

Cash and cash equivalents at Beginning of Period            22,012                  28,640                         --
                                                          --------                --------                   --------

CASH AT END OF PERIOD                                   $    9,389              $   15,123                 $    9,389
                                                          ========                ========                   ========

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003
                                -----------------
                                   (Unaudited)

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

For further information, refer to the audited financial statements and footnotes for the years ended June 30, 2003 and 2002, and from May 3, 2001 (inception) to June 30, 2003 included in the Company's Form 10-KSB, as amended.

NOTE 2   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

         Activities  during  the  development   stage  include   developing  the
         corporate   infrastructure  and  business  plan,  raising  capital  and initiating lending transactions.

         (B) FINANCE RECEIVABLES

         Finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding gross contractual balance, adjusted for any allowances for credit losses, unearned interest and fees, and deferred fees and costs.

         The allowance for credit losses is our estimate of probable losses related to impaired finance receivables as of the date of the financial statements. This allowance is based on factors including historical credit loss trends, known and inherent risk in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additions to the allowance for credit losses are made by recording charges to earning through the provision for credit losses. Finance receivables are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003
                                -----------------
                                   (Unaudited)

         account is 90 days delinquent. Recoveries on financial receivables previously charged off as uncollectible are credited to the allowance for credit losses.

         (C) REVENUE RECOGNITION

         Interest income from finance receivables is recognized using the interest method. Generally, interest income includes stated interest on the contractual finance receivable and origination, commitment or other finance receivable fees, which are deferred and accreted to revenues using the effective interest method. Certain fees and costs relating to finance receivables are deferred and amortized to interest expense using the interest method over the term of the finance receivable. Accrual of income on finance receivables is suspended when a contract is contractually delinquent for 90 days or more or earlier if the account is deemed uncollectible. The accrual is resumed when the contract becomes contractually current, and past due interest income is recognized at that time.

         (D) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The carrying value of cash, accounts payable and accrued liabilities approximate the fair value because of the short maturity of those instruments. The finance receivable has been recorded at its estimated fair value.

         (E) CONCENTRATIONS OF CREDIT RISK

         The Company maintains its cash with high credit quality financial institutions. Each account is secured by the FDIC up to $100,000.

         The Company is at times a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2003, there were no such commitments.

NOTE 3   FINANCE RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Finance receivable consists of the following:

Finance receivable                                $ 15,000
Less: Allowance for credit losses                       --
                                                  --------
Less: Unearned interest and fees                    (2,307)
                                                  --------
Finance receivables, net                          $ 12,693
                                                  ========

At December 31, 2003, contractual maturities of finance receivable were as follows:

2004                                              $ 15,000
Less: Unearned interest and fees                    (2,307)
                                                  --------
   Total                                          $ 12,693
                                                  ========

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003
                                -----------------
                                   (Unaudited)

In December 2003, the Company began its' funding activities with an unrelated third party whereby the Company loaned $15,000 at 18% interest under a 6-month promissory note. The Company charged $1,375 in loan fees and $1,125 in prepaid interest, which were withheld from the loan disbursement resulting in a net disbursement of $12,500. The loan receivable, which was loaned to an attorney, is collateralized by proceeds from any favorable outcome of various lawsuits. These lawsuits are usually settled within six months. The loan fees and prepaid interest are being accreted into revenues over the term of the loan.

NOTE 4   NOTES PAYABLE

The Company executed one unsecured promissory note with one lender for $12,500 on December 17, 2003. The note has a term of 6 months. The note bears interest at 15% with a default penalty within 5 days of the due date of 5% of the amount due.

NOTE 5   COMMITMENTS

In  August  2001,  the  Company   entered  into  a  one-year   office  lease  at
approximately $143 per month. Beginning in October 2002, the Company began paying $148 per month on a month-to-month basis.

NOTE 6   CONSULTING AGREEMENT

On October 1, 2002, the Company entered into a one year financial consulting agreement with an unrelated party to provide financial consulting services. Under the terms of the agreement, the Company will pay $3,500 for October 2002 services and $2,500 per month for the period November 1, 2002 through September 1, 2003. The contract expired in September 2003 and was not renewed.

NOTE 7   EQUITY

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

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003
                                -----------------
                                   (Unaudited)

In March 2002, the Company issued 4,400 common shares at $5.25 per share having a fair value of $23,100.

During the year ended June 30, 2003, the Company issued 10,000 shares of its common stock to various parties at $5.25 per share for total consideration of $52,500. As of June 30, 2003, the shares remained unissued and are classified as common stock issuable. Pursuant to SFAS 128, the weighted average shares used to compute the net loss per share includes both issued and issuable shares.

On September 17, 2003, the Company effected a 50:1 stock split in the form of a stock dividend and accordingly issued 3,228,610 additional common shares and charged $323 to accumulated deficit during development stage.

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements for the six months ended December 31, 2003, the Company has a net loss of $20,799, a deficit accumulated during development stage of $85,115 at December 31, 2003; cash used in operations for the six months ended of $12,623, and is a development stage company with nominal revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with potential customers, capital funding sources, and service providers to implement its business plan. Management believes that the actions presently being taken to raise capital, implement its business plan, and generate revenues provide the opportunity for the Company to continue as a going concern.