Form 10QSB
period 2004-03-31
NATIONAL HEALTHCARE FINANCIAL SERVICES INC
filed 2004-07-30
CIK 1159061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  March 31, 2004

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

                                 March 31, 2004
                                   (Unaudited)

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

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2004
                                 --------------
                                   (Unaudited)




                                   ASSETS

Current Assets

Cash                                                               $  1,444
Finance receivables, net                                             39,751
                                                                   --------
Total Current Assets                                               $ 41,195
                                                                   ========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                                   $  5,819
Accrued interest                                                        688
Notes payable                                                        30,000
                                                                   --------
Total Current Liabilities                                            36,507
                                                                   --------
Stockholders' Deficiency

Preferred stock, $0.0001 par value, 20,000,000 shares
    authorized, none issued and outstanding                              --
Common stock, $0.0001 par value, 80,000,000 shares
    authorized, 3,294,500 shares issued and outstanding                 330
Additional paid-in capital                                           88,466
Deficit accumulated during the development stage                    (84,108)
                                                                   --------
Total Stockholders' Deficiency                                        4,688
                                                                   --------

Total Liabilities and Stockholders' Deficiency                     $ 41,195
                                                                   ========

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                                                                                                From May 3, 2001
                                                                                                                 (Inception of
                                                      3 Months Ended                   9 Months Ended           Development Stage)
                                               March 31, 2004  March 31, 2003   March 31, 2004  March 31, 2003  to March 31, 2004
                                               --------------  --------------   --------------  --------------  ------------------
Financing revenue
    Interest and fee income                     $     2,058    $        --       $     2,250       $        --     $       2,250
    Interest expense                                   (606)            --              (688)               --              (688)
                                                -----------    -----------       -----------       -----------       -----------
Net financing margin                                  1,452             --             1,562                --             1,562
    Provision for credit losses                          --             --                --                --                --
                                                -----------    -----------       -----------       -----------       -----------
Net financing margin after provision for
    credit losses                                     1,452             --             1,562                --             1,562
Other revenue
    Other income                                         --             --                --                --            49,307
    Commissions                                          --             --               985                --               985
                                                -----------    -----------       -----------       -----------       -----------
Total financing margin and other revenue              1,452             --             2,547                --            51,854
Operating Expenses
    Consulting                                           --          7,500            13,000            16,000            36,500
    Professional fees                                    --          2,255             7,774            11,309            38,289
    Compensation                                         --             --                --                --             4,390
    Other expense                                        --             --                --                --            44,339
    Licenses + Permits                                   --            357               230               357             2,596
    Bank fees                                            --             --                --                25                80
    Rent                                                445            445             1,335             1,320             4,945
    State Taxes                                          --             --                --               400               400
                                                -----------    -----------       -----------       -----------       -----------
Total Operating Expenses                                445         10,557            22,339            29,411           131,539
                                                -----------    -----------       -----------       -----------       -----------

Loss from Operations                                  1,007        (10,557)          (19,792)          (29,411)          (79,685)
                                                -----------    -----------       -----------       -----------       -----------
Other Income(Expense)
    Interest expense                                     --           (605)               --            (1,841)           (4,100)
    Interest income                                      --             --                --                --                --
                                                -----------    -----------       -----------       -----------       -----------

Total Other Expense                                      --           (605)               --            (1,841)           (4,100)
                                                -----------    -----------       -----------       -----------       -----------

Net Income(Loss)                                $     1,007    $   (11,162)      $   (19,792)      $   (31,252)      $   (83,785)
                                                ===========    ===========       ===========       ===========       ===========

Net Loss Per Share - Basic and Diluted          $      0.00    $     (0.00)      $     (0.01)      $     (0.01)      $     (0.03)
                                                ===========    ===========       ===========       ===========       ===========
Weighted average number of shares outstanding
    during the year - basic and diluted           3,294,500      2,413,781         3,294,500         2,413,781         2,686,069
                                                ===========    ===========       ===========       ===========       ===========

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)



                                                                                            From May 3, 2001
                                                     9 Months Ended                    (Inception of Development
                                                        March 2004         March 2003   Stage) to March 31, 2004
                                                     ----------------  --------------  --------------------------
Cash Flows from Operating Activities:
Net loss                                                $(19,792)           $(31,252)           $(83,785)
Adjustments to reconcile net loss to net cash
      used in operating activities:
         Stock based compensation                             --                  --               4,540
         Interest income                                  (2,250)                 --              (2,250)
Changes in operating assets and liabilities:
(increase) decrease in:
Other receivables                                         49,307                  --                  --
Increase (decrease) in:
Accounts payable                                           5,819              14,675               5,819
Other payable                                            (46,840)                 --                  --
Accrued interest payable                                     688               1,841                 688
                                                        --------            --------            --------
Net Cash Used in Operating Activities                    (13,068)            (14,736)            (74,988)
                                                        --------            --------            --------
Cash Flows from Investing Activities:
Proceeds from capital stock issuances                         --                  --              83,933
Proceeds from note payable - bank                             --                  --              17,520
Repayments of  note payable - bank                            --                  --             (17,520)
Loans originated                                         (37,500)                 --             (37,500)
Loan proceeds                                             30,000                  --              30,000
                                                        --------            --------            --------
Net Cash Provided by Investing Activities                 (7,500)                 --              76,433
                                                        --------            --------            --------

Net Increase (Decrease) in Cash                         $(20,568)           $(14,736)           $  1,444

Cash and cash equivalents at Beginning of Period          22,012              28,640                  --
                                                        --------            --------            --------

Cash at End of Period                                   $  1,444            $ 13,904            $  1,444
                                                        ========            ========            ========

                 See accompanying notes to financial statements

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004
                                 --------------
                                   (Unaudited)

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

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004
                                 --------------
                                   (Unaudited)

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

         The Company is at times a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2004, there were no such commitments.

NOTE 3   FINANCE RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Finance receivable consists of the following:

Finance receivable                      $ 45,000
Less: Allowance for credit losses             --
                                        --------
Less: Unearned interest and fees          (5,249)
                                        --------
Finance receivables, net                $ 39,751
                                        ========

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004
                                 --------------
                                   (Unaudited)

At March 31, 2004, contractual maturities of finance receivable were as follows:

2004                                     $ 45,000
Less: Unearned interest and fees           (5,249)
                                         --------
   Total                                 $ 39,751
                                         ========

In December 2003, the Company began its' funding activities with an unrelated third party whereby the Company loaned $15,000 at 18% annual interest under a 6-month promissory note. The Company charged $1,375 in loan fees and $1,125 in prepaid interest, which were withheld from the loan disbursement resulting in a net disbursement of $12,500. Two additional $15,000 loans were entered into at 18% for 6 months during quarter ended March 31, 2004. The Company charged $1,375 in loan fees for each loan and $1,125 in prepaid interest for each loan which were withheld from the loan disbursement resulting in a net disbursement of $25,000. The loan receivable, which was loaned to an attorney, is collateralized by proceeds from any favorable outcome of various lawsuits. These lawsuits are usually settled within six months. The loan fees and prepaid interest are being accreted into revenues over the term of the loan.

NOTE 4   NOTES PAYABLE

The Company executed three unsecured promissory notes with two lenders for $12,500 on December 17, 2003, $5,000 on February 6, 2004 and $12,500 on March
26, 2004. Each note has a term of 6 months. The notes bear interest at 15% annually with a default penalty within 5 days of the due date of 5% of the amount due.

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

                  National Healthcare Financial Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004
                                 --------------
                                   (Unaudited)

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

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements for the nine months ended March 31, 2004, the Company has a net loss of $19,792, a deficit accumulated during development stage of $84,108 at March 31, 2004; cash used in operations for the nine months ended of $13,068, and is a development stage company with nominal revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with potential customers, capital funding sources, and service providers to implement its business plan. Management believes that the actions presently being taken to raise capital, implement its business plan, and generate revenues provide the opportunity for the Company to continue as a going concern.